Form 10KSB
period 2000-04-30
DIPPY FOODS INC
filed 2000-08-15
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL   REPORT  UNDER  SECTION  13  0R  15(d) OF  THE  SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended APRIL 30, 2000
                          --------------

[ ]  TRANSITION  REPORT   UNDER   SECTION  13  0R  15(d)  OF   THE    SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from               to
                                               ---------------  ----------------
                             Commission file number
                                                   -----------------------------

                                DIPPY FOODS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)



                 Incorporated in the State of Nevada                             33-076348
                 ------------------------------------                            ---------
   (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


16581 Channel Lane, Huntington Beach, California                92649
------------------------------------------------                -----
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number  (714) 816-0150
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED

                  None                                  N/A
           -------------------         -----------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

                        Common Stock - $0.001 par value
                        -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) YES [ X ] NO [ ], and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.          $320,581.00

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 2 OF 19

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,347,560 AS OF AUGUST 8, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      CLASS                        OUTSTANDING AT AUGUST 8, 2000
                      -----                        -----------------------------
         Common Stock - $0.001 par value                    19,579,266

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (Check one): YES   [X]   NO  [ ]

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 3 OF 19

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF

                       TRANSITIONAL SMALL BUSINESS ISSUERS

FORWARD LOOKING STATEMENTS

Management's discussion and analysis of the Company's financial condition and the results of its operations and other sections of this report contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. These statements include those regarding general economic and food industry trends. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

This Annual Report on Form 10-KSB for the year ended April 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the development and market acceptance of products, the ability to secure additional sources of financing, the ability to reduce operating expenses, acquisition of processing equipment to reduce cost of sales, and other factors described in the Company's filing with the Securities and Exchange Commission. The results that the Company achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10KSB for the fiscal year ended April 30, 2000, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 6.  DESCRIPTION OF BUSINESS.

(A)      BUSINESS DEVELOPMENT

Dippy Foods, Inc. (the "ISSUER") was incorporated as Sweetbrier Corporation under the laws of Nevada on February 23, 1998, for the purpose of developing mineral properties. Sweetbrier abandoned its mining claims and changed its name to Dippy Foods, Inc. on September 17, 1998, upon entering into an agreement of acquisition with Dippy Foods, Inc., a California corporation in the business of developing, processing and distributing packaged dipping foods for snacks, school lunch programs, and disaster relief programs ("DIPPY CA"). Dippy CA was incorporated under the laws of California on May 30, 1997, and began its operations in January 1998. The Issuer and Dippy CA together are referred to as the "COMPANY" in this Form 10-KSB.

The Issuer acquired all of the outstanding 6,638,533 shares of Dippy CA in exchange for 3,219,266 shares of the Issuer under an agreement dated September 17, 1998. For accounting purposes, the acquisition has been treated as a reverse acquisition with Dippy CA as the accounting acquirer. In a reverse acquisition, the stock issued goes to the accounting acquirer. Since reverse acquisition accounting is the reverse of normal accounting, the fair market value of the issuer's stock at the date of the acquisition is valued with a write up or write down of the issuer's net assets depending on whether the stock is trading at more or less than book value. If the stock's fair market value cannot be determined, and the cost is based on the fair market value of the issuer's net assets, then goodwill is not recognized and the transaction is valued at the issuer's net tangible assets. The Issuer had no tangible assets and a very limited trading history. The fair market value of the stock issued could not be determined. Accordingly, goodwill was not recognized and the transaction was recorded as a recapitalization of Dippy CA.

Neither the Issuer nor Dippy CA have been involved in any bankruptcy, receivership or similar proceedings, have undergone any material reclassification, merger or consolidation, or have purchased or sold any significant assets not in the ordinary course of its business other than as described in this Form 10-KSB.

(B)      BUSINESS OF THE COMPANY

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

The Company develops and produces packaged, nutritious, single-serving meals and sells them to institutional food-service providers, specifically schools. The meals are packaged in single-serving, heat-sealed, recyclable trays with colored labels

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 4 OF 19

listing the flavor and nutritional information. All meals are shelf-stable for sixty days and require no freezing, refrigeration, heating or preparation, and can be eaten without utensils. The products are known as Dippers.

The Company has four Dippers meals--one nacho meal containing corn chips, salsa and cheese sauce; and three fruit flavored meals containing cinnamon and sugar corn chips, peanut butter, and a specially blended fruit sauce. See Table 1 below for a list of these products.

The food service directors of each school district must ensure that meals served under the National School Lunch and Breakfast Programs meet each program's requirements. Their principal reference for designing the meals is the Food Buying Guide for Child Nutrition Programs published by the U.S. Department of Agriculture. The Food Buying Guide is based on the latest federal regulations and meal pattern requirements. The standards in the guide are based on laboratory testing performed by the Human Nutrition Information Services and the U.S. Department of Agriculture, and are consistent with the standards set by the Food Safety and Inspection Service and the Food and Drug Administration.

Table 1.


Minimum Requirements - Lunch Program Grades 4 - 12
-------------------------------------------------------------------------------------------------------------
                                       Pineapple        Cherry             Blueberry
Food Item         Food Buying Guide*   Dive             Rapids             Surf             Santa Fe Nachos
-------------------------------------------------------------------------------------------------------------
                                       3 breads per     3 breads per       3 breads per     3 breads per
Bread             8 servings per week  serving          serving            serving          serving
Protein           2 oz.                2 oz             2 oz               2 oz             2 oz
Fruit and
Vegetables        3/4 cup              3/8 cup          3/8 cup            3/8 cup          3/8 cup
Dairy+            1/2 pint             0                0                  0                0
-------------------------------------------------------------------------------------------------------------
*These values are from the U.S. Department of Agriculture's Food Buying Guide for Child Nutrition Programs.
+The dairy minimum requirement will be provided by the schools.



Each of the Company's lunch meals meets the nutritional requirements of the Food and Drug Administration for three food groups: (1) bread, (2) protein, and (3) fruits and vegetables. See Table 1 above. Combined with a single serving of milk, supplied to all children daily as part of the federal program, the meals are eligible for the National School Lunch Program. (See "Effect of Governmental Regulation on the Company's Business" below for a detailed discussion of the National School Lunch Program.) The program sets out weekly nutritional standards. The schools choose each week's meals to meet these standards. The Company hopes that its meals will be served at least once a month in this program.

During 2000, the Company is also designing meals to meet the requirements of correctional facilities and plans to introduce five new products: three for the school market and two for the federal, state and county correctional facilities market. The school breakfasts will contain a breakfast muffin and cereal, each in a different flavor. For the correctional facilities, one breakfast will contain a peanut butter and jelly spread, 1/2 cup of cereal, 3 slices of bread, and a spoon. The other will contain a nutrition bar, 2 hard-boiled eggs and 1 cup of cereal. The Company expects to begin production of the breakfast meals sometime in August 2000. See "Other Markets" and "Status of Publicly Announced New Product or Service" below for more information.

The Company plans to develop at least four new products each year. See "Status of Publicly Announced New Product or Service" under this same item below for more information.

The Company purchases the separate ingredients from a variety of different suppliers. The ingredients (fruit blends, peanut butter, chips, salsa and cheese sauce) and packaging supplies (trays, film, labels, boxes and dividers) are delivered to the co-packer. The co-packer packs the meals pursuant to the Food Buying Guide for Child Nutrition Programs. The co-packer packages and boxes the meals (40 meals per case for Lunches and 50 meals for Breakfasts, 16 cases per pallet) and shrink wraps the pallets for delivery. The Company sends the co-packer packing slips that identify each pallet and order and a bill of lading to be signed by whoever picks up the order. The Company buys the ingredients and supplies. The co-packer maintains the inventory. The Company and the co-packer count inventory at each month end. See "Sources, Raw Materials and Principal Suppliers" for more information.

DISTRIBUTION METHODS

The Company has an oral distribution agreement with U.S. Foodservice to distribute Dippers. Either party can terminate this agreement at any time. U.S. Foodservice is a major national food distribution company, with sales of approximately $6 billion

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 5 OF 19

per year. U.S. Foodservice has granted the Company slotting status in its warehouses and stocks the Company's products at its La Mirada branch near Los Angeles. Slotting (obtaining space on warehouse racks) is a significant milestone for a food manufacturer, which can take years to obtain. The working agreement includes the following provisions:

o The Company's sales representative attends monthly U.S. Foodservice local area sales meetings to generate leads from U.S. Foodservice's agents and to train the agents in the Company's products. This process began in December 1998, in Southern California and will continue through 2000 for the remainder of California.

o The Company's sales representative will accompany U.S. Foodservice's agents on a "ride along" program to make an initial presentation to potential customers. The Company's sales representative will follow up these presentations to take orders and will give the purchase orders to the appropriate U.S. Foodservice agent.

o The Company will charge U.S. Foodservice $0.85 for the fruit meals and $1.05 for the nachos, FOB the Company's docks. U.S. Foodservice will charge schools a minimum price equal to the Company's price to U.S. Foodservice plus 8%. The Company's payment terms are net 14 days of the Company's shipment to U.S. Foodservice. These arrangements apply to smaller orders, subject to minimum delivery policies. The price for products delivered on large orders varies depending on the services rendered and the volume ordered.

o U.S. Foodservice's sales representative will maintain ongoing service relationships with Foodservice's directors.

o U.S. Foodservice will pursue other markets, such as hotels, the military, amusement parks, child care facilities, retail delicatessens and similar institutions.

U.S. Foodservice has expressed an interest in selling or distributing the Company's products nationwide. Discussions to define this opportunity have been on hold until production could match orders from large accounts. The Company will closely monitor its expected ramp up in sales activity and production capacity and will ensure that significant increases in capacity are implemented as seamlessly and with as few bottlenecks as possible.

The ride along program has resulted in sales from as little as six cases to a delicatessen to more than 1,200 cases (48,000 units) to Bakersfield City Schools. The program has generated sales of more than 2,100 cases (84,000 meals) since the first quarter of its implementation.

The Company distributes through ASR Food Service Distributors, Joseph Webb, Goldstar, Pinco, Otay Distributors, and Giuliano's, all of whom specialize in school distribution in Southern and Central California. In the school markets, smaller distributors represent a larger percentage of the industry. These distribution arrangements are important as major distributors such as U.S. Foodservice generally focus on the largest customers. Additional arrangements with smaller regional firms will enable the Company to cover the entire spectrum of the school system. The Company will deal with distributors as its customers prefer or require.

The customers choose their distributors and advise the Company of their choice. The Company then arranges the shipment. The percentage shipped through each distributor varies each month depending on how often each school district serves Dippers on its menu. Table 2 sets out the percentages of product shipped through each distributor for the twelve months ended April 30, 2000.

  Table 2.
  Percentages Shipped
  ------------------------------------------------
  Distributor                      Percentage
  ------------------------------------------------
  ASR                                  26
  Self                                 19
  Pinco                                23
  Gold Star                            15
  US Foodservice                        9
  Joseph Webb                           4
  Otay                                  2
  Giuliano's                            2
                                   ---------------
  Total                               100
  ------------------------------------------------

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 6 OF 19

The Company recommends that its customers use distributors, but will handle the distribution of some smaller orders by having the Company's co-packer ship the orders directly to the customer. The Company bills these shipping costs to the customer.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

The Company has not publicly announced any new products or services. However, the Company does plan to develop and introduce at least four new products each fiscal year. The Company is currently developing four new products, (1) animal crackers and fruit dip, (2) chips and salsa (no cheese), (3) peanut butter and graham crackers (all for the After School Snack Program), and (4) cereal and muffin for the School Breakfast Program. See "Effect of Governmental Regulations on the Company's Business" for more information on these programs. The Company has not received any purchase orders from schools for this program, but the Company has sent out samples and displayed the new products at trade shows. The Company expects to begin production of the new after school snack meals sometime in August 2000 and begin pursuing purchase orders from school districts shortly thereafter.

EXPENDITURES ON RESEARCH AND DEVELOPMENT DURING THE LAST TWO FISCAL YEARS

The Company spent approximately $10,078 and $13,535 on research and development in the fiscal years ended April 30, 2000 and 1999 respectively.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

The Company has a total of three full-time employees.

REQUIREMENT FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The Company is not required to obtain any direct government approval of its products. However, pursuant to the National School Lunch Program, all meals served under the program must meet minimum standards. It is the sole responsibility of the school districts to ascertain and determine that the meals they elect to serve meet the minimum standards set forth by the National School Lunch Program. The Company's products have been developed and produced to meet these minimum standards. Using the guidelines set forth in the Food Buying Guide, the Company produces its products to surpass the minimum standards. The only minimum standard that the Company does not meet is the dairy requirement, which the school provides by serving milk. See Table 1 above and "Principal Products" for more information.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON DIPPY FOOD'S BUSINESS

The National School Lunch Program and the Commodity School Program are central to the Company's business strategy. The elimination of these programs could have a materially adverse affect on the Company's operations.

The National School Lunch Program began in 1946 after military officials noticed that some World War II recruits were undernourished. The goal was to make sure children received one good meal at least once a day. Section 2 of the National School Lunch Act states:

         It is declared to be the policy of Congress, as a measure of national security, to safeguard the health and well-being of the Nation's children and to encourage the domestic consumption of nutritious agricultural commodities and other food, by assisting the States, through grants-in-aid and other means, in providing an adequate supply of food and other facilities for the establishment, maintenance, operation and expansion of nonprofit school lunch programs.

The National School Lunch Program is a program under which participating schools operate a nonprofit lunch program in accordance with the Code of Federal Regulations. The Commodity School Program is a program under which a school operates the same lunch program, but receives donated food assistance in lieu of general cash assistance. Part 210 of the Code of Federal Regulations sets forth the requirements for participation in these two programs, specifying
responsibilities   of  state  and  local  officials  in  the  areas  of  program administration, preparation and service of nutritious lunches, payments of funds, use of program funds, program monitoring, and reporting and record keeping requirements.

In order to qualify for reimbursement under either program, all lunches offered by participating schools and served to children two and older must meet the minimum nutrition standards with respect to the appropriate level of calories and nutrients as

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 7 OF 19

provided in the Code of Federal Regulations. The requirements and recommendations are designed so that the nutrients of the lunch, averaged over a period of time, approximate one-third of the Recommended Dietary Allowance for children.

The  Commodity  School  Program  is another  federal  program  whereby  the U.S.
Department of Agriculture purchases raw ingredients such as grains, dairy products, poultry, beef and row crops from farmers in order to maintain price points and stabilize markets for the producers of such products. The U.S. Department of Agriculture inventories and warehouses these products at various locations throughout the country. The school districts submit a request to the U.S. Department of Agriculture for these raw ingredients based upon prior year usage. The U.S. Department of Agriculture will distribute the products based on availability of raw ingredients to school districts according to student population. School districts can exchange these commodity foods for credits on finished products. The school districts and companies that participate in the program both benefit. The school districts receive agricultural commodities for the cost of the shipping and deliver them to the manufacturer at no cost to the distributor. The manufacturer sells the finished product back to the school at a price that is reduced by the amount saved. Some items such as peanut butter have limited menu-planning alternatives and can be effectively used by the Company, which can realize significant cost savings under this program. The schools prefer to buy meals by exchanging commodities because their facilities and resources are not adequate to handle food storage, preparation and distribution.

The Food and Nutrition Service administers these programs for the Department of Agriculture. Within each state, the state's educational agency administers these programs. The state may withhold program payments under any of the programs if the participating school has failed to comply with all applicable provisions of the Code of Federal Regulations.

The School Breakfast Program is another federal program that provides states with cash assistance for non-profit breakfast programs in schools and residential child care institutions. The School Breakfast Program was established in 1966 as a two-year pilot project designed to provide categorical grants to assist schools serving breakfasts to nutritionally needy children. The School Breakfast Program received permanent authorization in 1975 to carry out the provisions of Section 4 of the Child Nutrition Act of 1966. The U.S. Department of Agriculture reports that during the first year of operation, the School Breakfast Program served approximately 80,000 children at a federal cost of $573,000. In 1975, approximately two million children participated in the School Lunch Program on a given day and over the following two decades, participation increased to seven million.

Under the School Breakfast Program, the objective is to provide one breakfast per child per day. A school will receive breakfast assistance payments from the state, if funds are available, for breakfasts served to children. To be eligible for federal cash reimbursement, a breakfast must contain, at minimum, (i) one serving of milk, (ii) one serving of fruit or vegetable or both, or full strength fruit or vegetable juice, and (iii) two servings of bread, bread alternates, meat or meat alternates, in the quantities specified for each age group as set out in the Code of Federal Regulations.

The After School Snack Program is a new program under which schools offer an after school snack in accordance with the Code of Federal Regulations. This program has been available for quite some time but not until September 1999 did the federal government begin promoting this program and have approved $3 billion of funding for this program. The snack to be offered under the program must meet two out of the four food groups as set out in the Food Buying Guide. For every student who participates in this program the school receives a $0.52 reimbursement. The Company's products offered in this program will have the same 60 day shelf life, but will be produced at a reduced cost as a result of less product being put into the snack as compared to the products in the School Breakfast Program and the National School Lunch Program.

SOURCES, RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Company has agreements with several food suppliers to provide high-quality, specially blended ingredients required by the Company's recipes. In particular, the co-branding agreement with Hunt-Wesson, Inc. and ConAgra Brands, Inc. provides for low prices for peanut butter, fruit blends, and salsa under the brand names of Peter Pan, Knott's Berry Farm, and Rosarita. See "Patents, Trade Marks, Licences and other Agreements or Labor Contracts" under this item and
Exhibit 6.4 - License Agreement for more information.

In addition to Hunt-Wesson, the Company's major suppliers include La Tapatia for corn and cinnamon chips, Gage Industries for trays, Acorn for boxes and dividers, Multi-Pak for film, Best Labels for labels and Real Fresh for cheese sauce. To date, these have been the primary suppliers. However, the Company has used other suppliers, including Pioneer Packing for boxes and dividers, Ampersand for labels, Associated Bag Company for film, and Warnock Tortillas for chips. The Company has been using its current suppliers because they provide the best price and terms. The Company will periodically seek new suppliers in order to receive competitive prices and terms.

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 8 OF 19

With the exception of Hunt-Wesson, the Company has no written agreements or licensing agreements with any of its suppliers. The Company is currently on a normal industry standard 30-day account.

The Company no longer uses Feedback Foundation, Inc. as a co-packer as a result of a dispute over invoices resulting from the spoilage of certain products. See "Item 2. Legal Proceedings" in Part II for further information.

The Issuer entered into a five month co-packing agreement with Global Food Management Group, LLC ("GLOBAL"), which expired on March 4, 2000. The agreement was amended on January 24, 2000, to extend the term to September 1, 2000, and to grant the Issuer the option to extend the agreement for two additional terms of three months each. The option is exercisable for $50. The Company expects to exercise the option. The Company will furnish all of the equipment, raw materials and supplies to pack its products. Under the terms of the agreement, Global, a U.S. Department of Agriculture approved co-packer, must provide the location and labor at a cost of $0.12 per unit. However, the average cost has been $0.16 per unit due to inefficient production. See Exhibit 6.5 - Co-Packing Agreement and Exhibit 6.6 - Amendment to Co-Packing Agreement for further details.

The Company uses an automatic tray heat sealer to seal its products. The assembly process requires 10 people and produces 20 units per minute. As a result, the cost of labor averages $0.16 per unit. However, the new horizontal form fill and seal tray line machine requires no more than 5 people and will produce 80 units per minute or approximately 1.5 million units a month, assuming a 16-hour production day. This should reduce production costs, particularly the cost of trays and labels, by $0.07 per unit, and the cost of cost by $0.06 to $0.10 per unit The manufacturer has indicated to the Company that the machine will be ready for installation in August, 2000. When the Company completes the purchase and installation of its horizontal form fill and seal tray line machine it can provide meals to schools cost effectively and at an aggressive price point.

The equipment that the Company must provide to Global under the Co-Packing Agreement includes the new horizontal form fill and seal tray line machine. The Company can install this machine Global's plant or another co-packer's plant. The Company would continue to own the machine wherever it is installed. If the Company installs the machine at Global's plant, then it would renegotiate its contract to extend the term of its agreement.

In July 1999, the California Department of Education approved the Company as a Donated Food Processor for the 1999-2000 school year. See Exhibit #6.15 - Master Donated Food Processing Agreement for more information. This agreement enables the Company to participate in the U.S. Department of Agriculture's Commodity School Program, which donates agricultural commodities to schools participating in the National School Lunch Program. See "Effect of Governmental Regulations on the Company" for more information on the National School Lunch Program.

As part of the Commodity School Program, the U.S. Department of Agriculture purchases raw ingredients such as grains, dairy products, poultry, beef and row crops from farmers in order to maintain price points and stabilize markets for the producers of such products. The U.S. Department of Agriculture inventories and warehouses these products at various locations throughout the country. The school districts submit a request to the U.S. Department of Agriculture for these raw ingredients based upon prior year usage. The U.S. Department of Agriculture will distribute the products based on availability of raw ingredients to school districts according to student population. School districts can exchange these commodity foods for credits on finished products. The school districts and companies that participate in the program both benefit. The school districts receive agricultural commodities for the cost of the shipping and deliver them to the manufacturer at no cost to the distributor. The manufacturer sells the finished product back to the school at a price that is reduced by the amount saved. Some items such as peanut butter have limited menu-planning alternatives and can be effectively used by the Company, which can realize significant cost savings under this program. The schools prefer to buy meals by exchanging commodities because their facilities and resources are not adequate to handle food storage, preparation and distribution.

If the Company expands into the national arena, it anticipates signing agreements with major co-packers. Discussions with large food processors such as Phillchic, American CoPack, and Overhill Farms have indicated that these major co-packers would be interested in production contracts once the Company's production reaches two to three million units per month. There is no guarantee that the Company can expand into the national arena.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company had three major customers in the fiscal year ended April 30, 2000. These were the Azuza Unified School District, Bakersfield City Schools and Covina Unified School District, which generated 13%, 11.2% and 10.3% of the Company's sales revenue respectively, for a total of 34.5%, down from five major customers in the prior period. These were

DIPPY FOODS, INC.                  FORM 10-KSB                      PAGE 9 OF 19

Bellflower Unified School District, Carlsbad, Covina Valley School District, Paramount Unified School District and South Whittier School District, who generated 91.6% of the Company's sales revenue. The Company has sold its product to more than 32 customers and is increasing this number and lessening its dependence on a few major customers. The addition of new product lines will further lessen dependence on a few major customers.

PATENTS/TRADE MARKS/LICENCES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS OR LABOUR CONTRACTS

The Company has a licence agreement with ConAgra Brands, Inc. and Hunt-Wesson, Inc. dated May 19, 1999. See Exhibit #6.4 - License Agreement for more details. Under the agreement, Hunt-Wesson and ConAgra granted the Company a non-exclusive, royalty-free licence to use the trademarks PETER PAN(R) and KNOTT'S BERRY FARMS(R) until December 31, 2008. The Company annually must buy certain minimum quantities of the licensor's fruit fillings and peanut butter as set out in Table 3 and use them exclusively in all of its products except those products destined for the school districts that are part of the Commodity School Program. The licensor has the right to cancel the contract if the Company does not buy the minimum amounts.

  Table 3.
  Minimum Quantities under Licence

  -------------------------------------------------------
  Calendar year       Fruit             Peanut butter
  -------------------------------------------------------
  1999                400,000 lbs       200,000 lbs
  2000                600,000 lbs       400,000 lbs
  2001                800,000 lbs       500,000 lbs
  -------------------------------------------------------

The minimum annual quantity for fruit filling and peanut butter increases 10% over the previous year in each calendar year after 2001.

If the Company fails to purchase the minimum quantities specified by the licensing agreement then ConAgra / Hunt-Wesson could terminate the licensing agreement and not permit the Company to use their logos on its products. The Company did not purchase the minimum quantities specified by the licensing agreement for 1999. The Company orders only what is required to fill its orders and maintain a small inventory of finished product. To date Con Agra / Hunt-Wesson has not terminated the licensing agreement. However, even though the Company has not fulfilled its obligations under the licensing agreement, Con Agra / Hunt Wesson will continue to sell the necessary fruit filling and the peanut butter to the Company. The Company's account is current and is a sizeable account for Hunt-Wesson. See "Results of Operations - Cost of Goods" for more information.

Jon Stevenson registered copyrights to the cover art that the Company uses on its packaged meals. Mr. Stevenson, a director and the president of both the Issuer and of Dippy CA, has assigned his interest in the copyright to the Issuer under a written agreement dated September 18, 1998, and transferred the registered copyright into the name of the Issuer in consideration of 850,000 shares in the Issuer's common stock. Currently, the copyright is registered in the name of Jon Stevenson, who is holding the legal interest in the copyright in trust for the Issuer. See Exhibit 6.2- Assignment of Copyright.

The Company has no other  copyrights,  patents or trade marks and is not a party
to  any  other  licence  or  franchise  agreements,   concessions,   or  royalty
agreements.

ITEM 7.  DESCRIPTION OF PROPERTY.

KNOLLWOOD PROPERTY

The Company has sub-let its warehouse at 1161 Knollwood Circle, Anaheim, California, from August 1, 2000, to the end of the lease. The Company moved its administrative office to 16581 Channel Lane in Huntington Beach. The Knollwood property consists of a concrete tilt-up building of approximately 10,524 square feet located in a light industrial area. The rent is $5,893 per month and escalates annually to $5,999 in the final year. The sub-tenant pays $6,314 per month to the end of the lease, all of which the Company pays to its landlord under its lease agreement. The lease and the sub-lease expire on December 31, 2001. Management believes that the Company's property is adequate for the current level of operations.

SIGNAL HILL PROPERTY

The Company opened a 60-day escrow on October 15, 1999, with a refundable deposit of $20,000. The Company has not been able to complete the acquisition of the Signal Hill Property and has asked that the escrow be cancelled and the $20,000

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 10 OF 19

deposit be returned to the Company. As of the date of this filing, the deposit has not been returned. The Company is reviewing its options, one of which is to sue for the return of its deposit and damages on the grounds that the vendor of the property misrepresented property's qualifications.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Jon Stevenson and Munjit Johal are the directors of the Issuer. Jon Stevenson and Erin Stevenson are the directors of Dippy CA. The Company's management and development teams are listed in Table 4.

Table 4.
Officers


--------------------------------------------------------------------------------
                                            Office
                      ----------------------------------------------------------
Officer                The Issuer                           Dippy, CA
--------------------------------------------------------------------------------
Jon Stevenson    CEO, President, Chairman              CEO, President, Chairman
Munjit Johal     Chief Financial Officer, Treasurer,   Chief Financial Officer
                 Corporate Secretary
Erin Stevenson                                         Corporate Secretary, Executive VP,
                                                       Director of Trade Show Services.
--------------------------------------------------------------------------------


Jon Stevenson, 38, has been with the Company since its inception. He is involved in all aspects of product development and packaging. His responsibilities include direct sales, sales development, public relations and developing the marketing program for the Company. He is also responsible for the training program developed for the distributors' representatives and the sales broker representatives contracted to the Company.

Mr. Stevenson has been in the food service industry for more than sixteen years. He was formerly employed by Rykoff and U.S. Foodservice Company, one of the largest broadline distribution companies in the world. Jon left U.S. Foodservice in November 1997, to focus his full energies on Dippy CA.

Munjit Johal, 45, has been with the Company since September 1998, and is responsible for all aspects of the Company's financial management. He has a Master of Business Administration degree from the University of San Francisco and a Bachelor of Arts degree from the University of California, Los Angeles. Mr. Johal was the chief financial officer of Bengal Recycling, Inc., a California corporation, from February, 1996, to July, 1997; an executive vice president and compliance officer and an asset manager for Pacific Heritage Bank in Torrance, California, from 1990 to 1995; a vice president and compliance and consulting associate for banks in Glendale and Newport Beach, California; and an analytical manager and financial analyst for Federal Home Loan Bank of San Francisco from 1981 to 1987.

Erin Stevenson, 36, has been with the Company since inception. She worked in sales and marketing with major retail stores for ten years from 1982 to 1992, as a manager or owner of small retailers from 1992 to 1994, and as a self-employed massage therapist from 1994 to 1997. She is responsible for show selections and product sales and participates in designing the customer service program for the Company.

(B)      IDENTIFY SIGNIFICANT EMPLOYEES

No other employees are expected to make significant contributions to the business of the Company.

(C)      FAMILY RELATIONSHIPS

 Erin Stevenson is Jon Stevenson's sister.

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the Company's directors, officers, promoters or control persons, during the past five years:

1. were a general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy, except for Munjit Johal, who was the chief financial officer for seventeen months until July 1997, of Bengal Recycling, Inc., a California corporation that filed under chapter 7 of the United States Bankruptcy Code on September 4, 1998;

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 11 OF 19

2. were convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. were subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, except for (1) Erin Stevenson who voluntarily petitioned into bankruptcy in February 1998 and was discharged in April 1998; or

4. were found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

Table 5.
------------------------------------------------------------
Name and capacity                    Aggregate remuneration
------------------------------------------------------------
Jon Stevenson, President, CEO        $46,000
------------------------------------------------------------

The Company does not have formal employment agreements with any of its officers but may in the future.

The Company has no arrangements with any of its directors to compensate them for their services as directors.

Except for the oral agreements with the officers for the compensation listed in Table 5, the Company has no employment agreement or other compensation plan or arrangement with any executive officer that provides for specific compensation in the event of a resignation, retirement or other termination of employment, or on a change of control of the Company or of an executive officer's responsibilities following a change in control.

ITEM 10.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

Table 6
Security Ownership of Management and Certain Securityholders

-------------------------------------------------------------------------------------------
       (1)                    (2)                            (3)                    (4)
                                                      Number and Nature of         Percent
  Title of Class    Name and Address of Owner         Beneficial Ownership        of Class*
-------------------------------------------------------------------------------------------
Common Stock        Jon Stevenson                            4,000,000              20.43
                    379 Newport Avenue #9
                    Long Beach, California 90814
Common Stock        Munjit Johal                                 0                   0.00
                    42 Rockwood
                    Irvine, California 92614
Common stock        Erin Stevenson                               0                   0.00
                    1948 Lave Avenue
                    Long Beach, California 90815
-------------------------------------------------------------------------------------------

*The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations.

NON-VOTING SECURITIES

Dippy Foods Inc. has not issued any of its non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

Since Dippy Foods Inc.'s incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 12 OF 19

ITEM 11.   INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

(A)      RELATIONSHIPS WITH INSIDERS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which the Company was a party.

(B)      TRANSACTIONS WITH PROMOTERS

Mr. Jon Stevenson is the only promoter of the Company. Mr. Stevenson has not received anything of value from the Company nor is he entitled to receive anything of value from the Company for services provided as a promoter of the Company.


                                     PART II

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

(A)      MARKET INFORMATION

The Issuer's common stock has been quoted on the NASD OTC Bulletin Board since September 1998, under the symbol "DPPI". Table 7 gives the high and low bid information for each fiscal quarter since the Issuer's common stock has been quoted. The bid information was obtained from mytrack.com, and StockWatch.com, the Internet site of Track Data Corporation, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           Table 7.
           High & Low Bids
           ---------------------------------------------------------------------
           Period ended                 High          Low         Source
           ---------------------------------------------------------------------
           31 July, 1998                1.25          0.65        My Track.com
           31 October, 1998             0.99          0.65        My Track.com
           31 January 1999              0.77          0.38        StockWatch.com
           30 April 1999                1.03          0.25        StockWatch.com
           31 July 1999                 1.22          0.44        StockWatch.com
           31 October 1999              0.68          0.26        StockWatch.com
           31 January 2000              1.22          0.44        StockWatch.com
           30 April 2000                1.07          0.44        StockWatch.com
           8 August 2000                0.75          0.45        StockWatch.com
           ---------------------------------------------------------------------

(B)      HOLDERS

The Issuer has approximately 1,200 registered holders of shares of common stock.

(C)      DIVIDENDS

The Issuer has declared no dividends on its common stock and is not subject to any restrictions that limit its ability to pay dividends on its Shares of common stock.

ITEM 2.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings and, to the best of the Company's knowledge, none of the Company's property or assets are the subject of any pending legal proceedings, except for the following:

FEEDBACK FOUNDATION, INC.

A dispute has arisen between the Company and its former co-packer, Feedback Foundation, Inc., regarding two invoices totaling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. The Company's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of the Company, there was no consumption of the defective product. In the opinion of management, the

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 13 OF 19

preparation of the ingredients and the production of product is within the scope of the co-packer's control and responsibility. The Company and Feedback have not been able to reach an amicable agreement. On March 6, 2000, Feedback filed a lawsuit claiming breach of contract, fraud and non-payment of invoices. Feedback is suing for not less than $149,620. The Company intends to file a counter suit for an unspecified amount. Management is confident that the Company will prevail in the lawsuit.

AL DIAMOND

The Company believes Mr. Diamond failed to perform his obligations under the Settlement and has taken the position that the Settlement Agreement with Mr. Diamond is null and void. Management is deciding whether to take action against Mr. Diamond for the return of the remaining corporate materials and for the return of any monies paid to Mr. Diamond under the Settlement Agreement.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The Company's first independent certified public accountants, Andersen Andersen & Strong, were appointed by the former management of the Issuer. The Company's current independent certified public accountants, BDO Seidman, LLP, were appointed by the current management in August 1999.

The Issuer has had no disagreements with Andersen Andersen & Strong within the meaning of Item 304 of Regulation SB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Issuer's financial statements for the year ended April 30, 1999, and the period from February 23, 1998 (the date of the Issuer's formation) to April 30, 1998, that would have caused Andersen Andersen & Strong to issue an adverse opinion or disclaimer of opinion, or to modify their report as to uncertainty, audit scope or accounting principles if the disagreements had not been resolved to their satisfaction.

No reportable events (as defined in Item 304 or Regulation SB) occurred with Andersen Andersen & Strong during the period audited. The Company has not consulted with BDO Seidman, LLP regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the financial statements during the period audited by Andersen Andersen & Strong.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company is not aware of any failures to file a required Form during the period covered by this report. All reports were filed with the SEC on a timely basis.

ITEM 6.  REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed by the Company during the quarter ended April 30, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Management's discussion and analysis of the Company's financial condition and the results of its operations and other sections of this report contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. These statements include those regarding general economic and food industry trends. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

This Annual Report on Form 10-KSB for the year ended April 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties,

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 14 OF 19

including the development and market acceptance of products, the ability to secure additional sources of financing, the ability to reduce operating expenses, acquisition of processing equipment to reduce cost of sales, and other factors described in the Company's filing with the Securities and Exchange Commission. The results that the Company achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10KSB for the fiscal year ended April 30, 2000, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF DIPPY FOODS, INC. SHOULD BE READ IN CONJUNCTION WITH DIPPY FOODS CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Dippy has targeted the school food-services market, which enables it to take advantage of the National School Lunch Program offered by the United States Department of Agriculture. The Company is intending to expand into the National School Breakfast and After School Snack Programs.

The Company's initial school lunch product "Dippers" consists of four combinations of corn chips and various dips. Dippers can be eaten without utensils, are packaged in single-serving, heat-sealed, recyclable trays, are shelf-stable for sixty days and require no freezing, refrigeration, heating or preparation. Each lunch meal combined with a single serving of milk meets the nutritional requirements of the Food and Drug Administration. The Company has designed three new types of dippers to meet the standards of the National School Breakfast program.

The Company derives revenue from the sale of lunch Dippers. Dippy currently makes $0.11 per unit on the Nachos and $0.09 per unit on the fruit Dippers. This is expected to change to $0.29 per unit for both the Nachos and Fruit Dippers upon the purchase and installation of new processing equipment. The Company expects to make $0.14 per unit on the breakfast Dippers.

The Company has three full-time employees.

Dippy has incurred significant losses since inception, and as of April 30, 2000 had accumulated net losses of $1,353,774. Included in this accumulated deficit is $472,000 in non-cash expenses related to the recording the fair value of a directors' uncompensated services of $100,000 and a $372,000 settlement payable to a former director.

CONSOLIDATED RESULTS OF OPERATIONS FOR THEYEARS ENDED APRIL 30, 2000 AND 1999

Table 8.
Actual Results For Fiscal 2000 Compared to Fiscal 1999
--------------------------------------------------------------------------------
                                             Fiscal 2000  Fiscal 1999 Percentage
                                                   $            $       change
--------------------------------------------------------------------------------
Revenues                                      320,581      191,933        67 %
Costs of goods sold                           247,239      183,512        35
Gross Profit                                   73,342        8,421       770
Selling, general, & administrative expenses   503,455      802,916       (37)
Interest expense                               49,129        4,822       919
Net loss                                     (479,242)    (799,317)      (40)
--------------------------------------------------------------------------------

REVENUES

Revenue increased $128,648 or 67% from $191,933 in fiscal 1999 to $320,581 in fiscal 2000 primarily due to the reopening of schools from the winter vacations and concerns with Year 2000 issues. The Company was also able to further penetrate the National School Lunch Program market.

Revenue is expected to increase during fiscal 2001 due to the introduction of a new breakfast line and the development of a retail strategy for inventory that is not sold to schools. The first of the breakfast meals were already delivered at the end of July 2000, as well, there have been requests from various schools for samples of the breakfast meal in order to appraise the new product.

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 15 OF 19

COST OF SALES

Cost of sales increased $63,727 or 35% from $183,512 in fiscal 1999 to $247,239 in fiscal 2000. As a percent of revenue, the gross margin increased from 4% in fiscal 1999 to 23% in fiscal 2000. These changes were primarily due to the increase in sales, which required the purchase of more ingredients. The Company also retained a new co-packer that is more efficient and has reduced the waste of ingredients, therefore reducing the cost of sales and increasing the gross margin.

Accordingly, cost of sales as a percent of sales is expected to decrease due to the installation of the new horizontal form, fill and seal tray-line machine. The new tray line will produce 80 units per minute or approximately 1.5 million units a month assuming a 16 hour production day. This should reduce production costs, particularly the cost of trays and labels, by $0.07, and labor costs from between $0.06 and $0.10 per unit, depending upon production levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased in fiscal 2000 from fiscal 1999 by $299,461 or 37% due primarily to (1) a one time cost of $100,000 of non-cash compensation to Jon Stevenson, which represented 12 % of the Company's fiscal 1999 administrative costs, (2) a one time settlement of $96,000 in cash and in stock valued at $276,000, which represented 46% of the Company's fiscal 1999 administrative costs, (3) an increase in professional fees during fiscal 2000 of $133,905 primarily due to the filing of the Form 10-SB - Registration Statement with the SEC, (4) an increase in rent of $46,255 due to the leasing of the premises at 1161 Knollwood Circle, Anaheim, CA, for a full year whereas fiscal 1999 only consisted of four months, (5) an increase in payroll of $21,927 due to a complete year of full time employees.

With the exception of an increase in advertising expense for the launch of the new breakfast program, the Company believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

DEFERRED TAX ASSETS

The Company has deferred tax assets of $361,182 at April 30, 2000, and $183,131 at April 30, 1999. Management has established a valuation allowance equal to the full amount of the deferred tax assets because the Company's ability to use these losses is uncertain.

Depreciation is expected to increase in future periods primarily due to the acquisition of new processing equipment.

The net operating losses incurred by Dippy CA before the reverse merger on September 17, 1998, are limited annually due to the change of ownership (as defined in Section 382 of the Internal Revenue Code) that resulted from the reverse merger.

The Issuer's unused annual limitations may be carried over to future years until the net operating losses expire.

INTEREST EXPENSE

Interest expense increased from fiscal 1999 to fiscal 2000 by $44,307 or 919% due primarily to interest accrued on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, the Company had $4,635 cash and a working capital deficit of $929,531. During the year ended April 30, 2000, cash increased by $4,635 and the Company used $492,557 in operations, primarily due to the operating loss of the Company of $479,242 and a decrease in working capital of $720,559. This decrease in working capital was primarily due to a $39,572 decrease in accounts receivable, $50,245 increase in inventory, $89,579 increase in deposits for the new horizontal form, fill and seal tray-line machine, and a $79,451 increase in accounts payable and accruals. The Company used $2,248 in investing activities, primarily due to the purchase of equipment. The Company generated $499,440 in financing activities, primarily due to net proceeds from issuance of notes payable, an increase in the line of credit and repayment of related party loans. However, the Company has accumulated a deficit of $1,353,774 since inception and has a stockholders' deficit of $907,641 at April 30,2000. Based on these factors, the Company's independent certified public accountants included an uncertainty paragraph in their report indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales particularly with the addition of the breakfast line, (3) further reductions in overhead and cost of sales.

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 16 OF 19

Although the foregoing actions are expected to cover the Companies anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that the Company will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve its cash flow and operating results by raising additional capital through private placements of stock and by increasing sales to a number of new school districts. The Company cannot ensure, however, that these plans will be successful.

The new horizontal form, seal and fill tray-line will be purchased for a price of $161,000. The Company has $75,600 on deposit, and expects to raise the balance in capital markets. The Company will install the machine at the Global Food Management Group's "Global" facility. Global is the Company's co-packer. The Company believes that the new machine will enable it to produce more efficiently.

The Company is involved in two separate matters of litigation or potential litigation. The Company believes that it will prevail in these matters. The Company lawyers estimate the potential costs associated with the litigation to be $35,000.00. Included in the cost of litigation is the settlement agreement with a former director. If the Company does not prevail in this matter, cash flow will be immediately impaired by $100,000.

The Company is considering employment contracts with its three full-time employees that could result in its payroll doubling.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

The Company has funded its operations principally from borrowings secured by notes payable.

DEBT INSTRUMENTS

The Company borrowed $583,380.95 from the lenders set out in the table 9.

Table 9.
Promissory Notes
Payee                             Date                    Principle Sum
--------------------------------------------------------------------------------
Bellevue Investments Ltd.         June 2, 1999              $200,000.00
Silverado Farms Inc.              August 20, 1999             15,000.00
Silverado Farms Inc.              September 9, 1999           50,000.00
Silverado Farms Inc.              October 12, 1999            50,000.00
Silverado Farms Inc.              November 8, 1999            10,000.00
Silverado Farms Inc.              November 9, 1999            10,000.00
Silverado Farms Inc.              November 18, 1999           10,000.00
Silverado Farms Inc.              November 19, 1999           13,380.95
Silverado Farms Inc.              November 29, 1999           25,000.00
Silverado Farms Inc.              December 1, 1999           100,000.00
Money Layer Ltd                   February 26, 2000          100,000.00
                                                            -----------
                                                            $583,380.95
--------------------------------------------------------------------------------

The Company gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at the rate of 12% per annum. The Company may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. The Company may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If the Company becomes bankrupt or insolvent, or sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of the Company at a price per share that is equal to the average closing price of the Company's common stock from the date of the promissory note to the date of conversion.

On August 4, 2000, Bellevue Investments Ltd. elected to convert the $200,000 due on its June 2, 1999 note plus $25,384 of accrued interest into 145,328 shares of the Company's common stock.

DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 17 OF 19

INFLATION

The Company does not believe that inflation will have a material impact on the Company's future operations.

                                    PART F/S

See Index to Financial Statements on page F-1.

                                    PART III

ITEMS 1 AND 2.    INDEX TO AND DESCRIPTION OF EXHIBITS.


EXHIBIT      DESCRIPTION                                                                                          STATUS
2.1          Corporate Charter filed as an Exhibit to Dippy Food's registration statement on Form 10-SB filed      Filed
             on April 17, 2000, and incorporated herein by reference.

2.2          Articles of Incorporation filed as an Exhibit to Dippy Food's registration statement on Form          Filed
             10-SB filed on April 17, 2000, and incorporated herein by reference.

2.3          Certificate of Amendment to Articles of Incorporation changing the Issuer's name to Dippy Foods,      Filed
             Inc. filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on
             April 17, 2000, and incorporated herein by reference.

2.4          Bylaws filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on        Filed
             April 17, 2000, and incorporated herein by reference.

3            Instruments defining the rights of security holders                                                   None

5            Voting Trust Agreement                                                                                None

6.1          Amended Exchange Agreement dated September 17, 1998, among Dippy Foods, Inc. (Nevada), Dippy          Filed
             Foods, Inc. (California) and the shareholders of Dippy Foods, Inc. (California) for the Issuer's
             acquisition of Dippy Foods, Inc.,  (California) filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed April 17, 2000, and incorporated herein by reference.

6.2          Assignment of Copyright dated September 18, 1998 between Jon Stevenson, as assignor, and Dippy        Filed
             Foods, Inc. (Nevada), as assignee filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.3          Standard Industrial/Commercial Single--tenant Lease-Gross dated December 16, 1998, between Ae Sil     Filed
             Park as lessor and Dippy Foods, Inc. as lessee for the lease of the Knollwood Circle property filed as an Exhibit to Dippy Foods Inc.'s Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.4          License Agreement dated May 19, 1999, between ConAgra Brands, Inc. and Hunt-Wesson, Inc. as           Filed
             licensor and Dippy Foods, Inc. as licensee filed as an Exhibit to Dippy Foods Inc.'s Form 10-SB filed on April 17, 2000, and incorporated herein be reference.

6.5          Co-Packing Agreement dated October 4, 1999, between Dippy Foods, Inc. (Nevada) and Global Food        Filed
             Management Group, LLC filed as an Exhibit to Dippy Foods Inc.'s Form 10-SB filed on April 17,
             2000, and incorporated herein by reference.

6.6          Amendment to Co-Packing Agreement dated January 24, 2000, between Dippy Foods, Inc. (Nevada) and      Filed
             Global Food Management Group, LLC filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SBA filed on April 17, 2000, and incorporated herein by reference.


DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 18 OF 19


EXHIBIT      DESCRIPTION                                                                                          STATUS
6.7          Form of Subscription Agreement used in March 7, 1998 Reg D Rule 504 private placement of              Filed
             6,000,000 shares at $0.003 per share filed as an Exhibit to Dippy Foods Inc.'s registration on
             Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.8          Form of Subscription Agreement used in April 16, 1998 Reg D Rule 504 private placement of 30,000      Filed
             shares at $0.01 per share filed as an Exhibit to Dippy Foods Inc.'s Form registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.9          Blank Form of Subscription Agreement used in March 31, 1999 Reg D Rule 504 private placement of       Filed
             4,980,000 shares at $0.05 per share filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.10         Settlement Agreement dated February 1, 1999, between Dippy Foods, Inc. (California) and               Filed
             Alexander Diamond as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.11         Blank Form of convertible promissory note given by Dippy Foods, Inc. (Nevada) payable in 12           Filed
             months and bearing interest at 12% per annum as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.12         Distributorship Agreement dated July 8, 1999, between Dippy Foods, Inc. and International Foam        Filed
             Solutions, Inc. filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.13         Brokerage Agreement dated March 25, 1999, between Dippy Foods and Anderson Chamberlin, Inc.           Filed
             filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April
             17, 2000, and incorporated herein by reference.

6.14         Blank Form of Subscription Agreement for Dippy CA Shareholders filed as an Exhibit to Dippy           Filed
             Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.16         Master Donated Food Processing Agreement dated June 30, 1999, between Dippy Foods, Inc.               Filed
             (California) and California Department of Education filed as an Exhibit to Dippy Foods, Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein be reference.

7            Material Foreign Patents                                                                              None

12           Additional Exhibits                                                                                   None

27           Financial Data Schedule                                                                             Included


DIPPY FOODS, INC.                  FORM 10-KSB                     PAGE 19 OF 19

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Dippy Foods, Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                DIPPY FOODS, INC.

                By:   "JON STEVENSON"
                     -----------------------------------------------------------

                Name and Title: JON STEVENSON - DIRECTOR AND PRESIDENT
                                ------------------------------------------------

                Dated: AUGUST 10, 2000
                       ---------------------------------------------------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of Dippy Foods, Inc. and in the capacities and on the dates indicated.

                By:   "JON STEVENSON"
                     -----------------------------------------------------------

                Name and Title: JON STEVENSON - DIRECTOR AND PRESIDENT
                                ------------------------------------------------

                Dated: AUGUST 10, 2000
                       ---------------------------------------------------------

                By:   "MUNJIT JOHAL"
                    ------------------------------------------------------------

                Name and Title: MUNJIT JOHAL - DIRECTOR, SECRETARY AND TREASURER
                                ------------------------------------------------

                Dated: AUGUST 10, 2000
                       ---------------------------------------------------------

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2000 AND 1999

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Deficit                           F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Dippy Foods, Inc.

     We have audited the accompanying consolidated balance sheets of Dippy Foods, Inc. (formerly Sweetbrier Corporation) as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dippy Foods, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2000, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has limited operating history resulting in an accumulated deficit of $1,353,774 since inception, negative working capital of $929,531, and a stockholders' deficit of $907,641 at April 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   BDO SEIDMAN, LLP

Los Angeles, California
June 15, 2000, except for Note 10,
         which is as of August 4, 2000.

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                           CONSOLIDATED BALANCE SHEETS



                                                                                                                April 30,
                                                                                                      ----------------------------
                                                                                                         2000              1999
                                                                                                      ----------        ----------
ASSETS (Note 1)

Current assets:
   Cash ......................................................................................       $     4,635        $     --
   Restricted cash (Notes  2 and 6) ..........................................................            60,000          10,000
   Accounts receivable .......................................................................             9,280          48,852
   Inventory .................................................................................            56,394           6,149
   Prepaid expenses ..........................................................................             2,353           2,572
                                                                                                     -----------        --------
       Total current assets ..................................................................           132,662          67,573
                                                                                                     -----------        --------
Fixed assets, net (Notes 3, 4 and 6) .........................................................            24,385          29,404
Deposits (Note 8) ............................................................................           102,111          12,532
                                                                                                     -----------        --------
                                                                                                     $   259,158         109,509
                                                                                                     ===========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of credit (Notes 2 and 6) ............................................................       $    44,500              --
   Bank overdraft ............................................................................                --           9,229
   Accounts payable ..........................................................................           124,508         107,571
   Accrued expenses ..........................................................................            72,768          10,254
   Loans from related parties (Note 4) .......................................................                --          30,698
   Convertible notes payable (Notes 5 and 10) ................................................           583,381              --
   Current portion of long-term debt (Note 6) ................................................             3,036           1,793
   Current portion of settlement payable (Note 4) ............................................           234,000         117,000
                                                                                                     -----------        --------

Total current liabilities ....................................................................         1,062,193         276,545

Long-term debt, net of current portion (Note 6) ..............................................            10,606          14,363

Settlement payable, net of current portion (Note 4) ..........................................            94,000         247,000
                                                                                                     -----------        --------
Total liabilities ............................................................................         1,166,799         537,908
                                                                                                     -----------        --------

Commitments and contengencies (Notes 4 and 8)

Stockholders' deficit:
   Common stock,  authorized 200,000,000 shares, at $0.001 par value; 19,579,266 and 4,264,597 common shares subscribed or issued and
     outstanding .............................................................................            19,579          19,579
   Additional paid-in capital ................................................................           426,554         426,554
   Accumulated deficit .......................................................................        (1,353,774)       (874,532)
                                                                                                     -----------        ---------

Total stockholders' deficit ..................................................................          (907,641)        (428,399)
                                                                                                     -----------        ---------

                                                                                                     $   259,158          109,509
                                                                                                     ===========        =========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         Years Ended
                                                                                                          April 30,
                                                                                             --------------------------------------
                                                                                                 2000                      1999
                                                                                             ------------              ------------
Revenues .......................................................................             $    320,581              $    191,933

Cost of goods sold .............................................................                  247,239                   183,512
                                                                                             ------------              ------------

   Gross profit ................................................................                   73,342                     8,421

Selling, general and administrative expenses ...................................                  503,455                   802,916
                                                                                             ------------              ------------

   Loss from operations ........................................................                 (430,113)                 (794,495)

Interest expense ...............................................................                  (49,129)                   (4,822)
                                                                                             ------------              ------------

Net loss .......................................................................             $   (479,242)             $   (799,317)
                                                                                             ============              ============

Basic and diluted weighted average shares outstanding ..........................               19,579,266                11,644,580
                                                                                             ============              ============

Basic and diluted loss per share ...............................................             $       (.02)             $       (.07)
                                                                                             ============              ============



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED APRIL 30, 2000 AND 1999


                                        Common Stock Issued              Common Stock Subscription
                                  -----------------------------------    -------------------------
                                   Number                  Additional      Number                                     Total
                                     of         Common      Paid-In          of                    Accumulated     Stockholders'
                                   Shares        Stock      Capital        Shares       Amount        Deficit        Deficit
                                  ---------    --------   ----------     ----------    --------    ------------    -------------

BALANCES, April 30, 1998 ....     4,264,597     $ 4,265     $ 42,298            --    $      --    $   (75,215)     $ (28,652)

   Issuance of common
      stock .................       304,669         304       50,266            --           --             --         50,570

   Effect of reverse merger..    10,030,000      10,030      (10,030)           --           --             --             --

   Common stock
      subscribed ............            --          --           --     4,980,000      249,000             --        249,000

   Contributed services .....            --          --      100,000            --           --             --        100,000

   Net loss .................            --          --           --            --           --       (799,317)      (799,317)
                                 ----------     -------     --------    ----------    ---------    -----------      ---------

BALANCES, April 30, 1999 ....    14,599,266      14,599      182,534     4,980,000      249,000       (874,532)      (428,399)

   Issuance of common
      stock .................     4,980,000       4,980      244,020    (4,980,000)    (249,000)            --             --

   Net loss                              --          --           --            --           --       (479,242)      (479,242)
                                 ----------    --------     --------    ----------    ---------    -----------      ---------

BALANCES, April 30, 2000 ....    19,579,266    $ 19,579     $426,554            --    $      --    $(1,353,774)     $(907,641)
                                 ==========    ========     ========    ==========    =========    ===========      =========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                DIPPY FOODS, INC.
                        (FORMERLY SWEETBRIER CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                              Years Ended
                                                                                                                April 30,
                                                                                                   --------------------------------
                                                                                                      2000                  1999
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................................             $(479,242)             $(799,317)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................................                 7,267                  7,863
     Non-cash settlement payable to former director (Note 4) .........................                    --                372,000
     Non-cash compensation ...........................................................                    --                100,000

   Increase (decrease) from changes in:
     Accounts receivable .............................................................                39,572                (26,588)
     Inventory .......................................................................               (50,245)                   247
     Prepaid expenses ................................................................                   219                 (2,572)
     Deposits ........................................................................               (89,579)               (12,532)
     Accounts payable and accruals ...................................................                79,451                 55,579
                                                                                                   ---------              ---------
Net cash used in operating activities ................................................              (492,557)              (305,320)
                                                                                                   ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ................................................                (2,248)               (26,614)
                                                                                                   ---------              ---------

Net cash used in investing activities ................................................                (2,248)               (26,614)
                                                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash ...................................................................               (50,000)               (10,000)
   Bank overdraft ....................................................................                (9,229)                 9,229
   Increase in line of credit ........................................................                44,500                     --
   Due to related parties ............................................................               (30,698)                30,698
   Proceeds from stock issuance ......................................................                    --                299,570
   Proceeds from issuance of notes payable ...........................................               583,381                 17,862
   Principal payments of notes payable ...............................................                (2,514)                (9,706)
   Settlement payments ...............................................................               (36,000)                (8,000)
                                                                                                   ---------              ---------
Net cash provided by financing activities ............................................               499,440                329,653
                                                                                                   ---------              ---------
Increase (decrease) in cash ..........................................................                 4,635                 (2,281)
Cash, beginning of period ............................................................                    --                  2,281
                                                                                                   ---------              ---------
Cash, end of period ..................................................................             $   4,635              $      --
                                                                                                   =========              =========
SUPPLEMENTAL  DISCLOSURE  FOR STATEMENTS OF CASH FLOWS
 Cash paid during the year for:
     Interest ........................................................................             $   2,864              $   4,822
                                                                                                   =========              =========

NON-CASH FINANCING ACTIVITIES:

  On September 19, 1998, the Company exchanged  6,638,538 shares of stock for 4,569,266 shares of Dippy-NV stock pursuant to a share exchange agreement.

  On October 11, 1998, the Company acquired a vehicle for a note payable in the amount of $17,862 (Note 5).

  On February  1, 1999,  the Company  accrued a  settlement  payable to a former  director in the amount of $372,000  consisting  of
     $276,000 payable in common shares and $96,000 payable in cash. (Note 4).

  During 1999, the Company recorded non-cash compensation of $100,000 in respect of a director's uncompensated services.

  During 2000, the Company issued the 4,980,000 subscribed shares.


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Dippy Foods, Inc. ("Dippy" or "Dippy-CA"), a California corporation, was incorporated on May 30, 1997. Dippy is in the business of developing, processing and distributing, packaged dipping foods and snacks, for school lunch programs, sport complexes and disaster relief programs. Dippy commenced operations from its California offices in January 1998. The Company currently distributes products to customers in California.

On September 17, 1998, the Company merged with and into Sweetbrier Corporation ("Sweetbrier") (see "Merger"). Sweetbrier was incorporated in Nevada on February 23, 1998 for the purpose of developing mineral properties. Sweetbrier abandoned its mining claims after completing the merger with Dippy-CA.

During fiscal 1999, subsequent to the merger, the Company raised $249,000 through the sale of 4,980,000 shares of common stock.

MERGER

On September 17, 1998, Sweetbrier entered into a share exchange agreement whereby it acquired all of the outstanding common stock of Dippy. Total consideration for the acquisition was a share exchange of 6,638,533 shares of Dippy for 4,569,266 shares of Sweetbrier. For accounting purposes the acquisition has been treated as a reverse acquisition with Dippy as the accounting acquirer. In a reverse acquisition, the stock issued goes to the accounting acquirer. Since reverse acquisition accounting is the reverse of normal, it is the fair market value ("FMV") of the issuer's stock at date of acquisition that is valued with a write up (write down) of the issuer's net assets depending on whether the stock is trading in excess (less than) book value. If a FMV cannot be determined for the stock, and cost is determined based on the FMV of the issuer's net assets, then goodwill is not recognized and the transaction is valued at the issuer's net tangible assets. Sweetbrier had no tangible net assets and very limited trading history. The FMV of the stock issued could not be determined. Accordingly, goodwill was not recognized and the transaction was recorded as a recapitalization of Dippy-CA. The 10,030,000 shares held by Sweetbrier shareholders at the time of the reverse acquisition are reflected as consideration for the transaction. Upon consummation of the merger, Sweetbrier changed its name to Dippy Foods, Inc. ("Dippy-NV").

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has limited operating history resulting in an accumulated deficit of $1,353,774 since inception, negative working capital of $929,531, and a stockholders' deficit of $907,641 at April 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Management is planning to improve cash flow and operating results in two ways. First, by raising additional capital through private placements of stock, which will be used to fund its operations and for the purchase of the new equipment (see Note 8). Second, by increasing sales arising from sales to a number of new school districts, correctional facilities and the introduction of new products. However, there is no assurance that such plans will be successful.

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION,
        CONTINUED

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include accounts of Dippy-CA for all periods presented and the accounts of Dippy-NV subsequent to September 17, 1998. Pro forma information giving effect to the merger is not presented because the historical operating results of Sweetbrier prior to September 17, 1998 were not material. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recorded when products are shipped to customers.

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value).

FIXED ASSETS

Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than five years. Fixed assets are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.

Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. At the time of retirement or other disposition of property and equipment the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in income.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from those estimates.

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1--ORGANIZATION,  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION,
         CONTINUED

CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK

See Note 9, Major Customers and Suppliers. The Company primarily sells to school districts. These school districts are located throughout California. The Company conducts business based on periodic evaluations of its customers' financial condition and generally does not require deposits. The Company does not believe a significant risk of loss from concentration of credit exists because these customers are funded by the State of California or one of its counties.

The Company primarily deals with a few suppliers for purchases of its products and supplies. The Company does not believe a significant risk of loss exists because it can obtain these products and supplies from other sources at comparable prices.

The Company's products meet the standards of the National School Lunch Program and the Company has been approved for participation in the Commodity School Program. The National School Lunch Program and the Commodity School Program are central to the Company's business strategy. The elimination of these programs could have a materially adverse effect on the Company's operations.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. During fiscal 2000 and 1999, $10,078 and $13,535 in research and development costs were charged to operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE 2--RESTRICTED CASH

Based on a sales agreement, the Company invests $10,000 in certificates of deposit with maturities of less than one year, as security in the event of the loss of inventory supplied to the Company by the customer.

The Company also invested $50,000 in a certificate of deposit which matures July 2, 2000 and is used as security against the revolving line of credit (Note 6).

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--FIXED ASSETS

Fixed assets are summarized as follows:

                                                              April 30,
                                                        --------------------
                                                         2000          1999
                                                        ------        ------

     Vehicles                                         $   20,862    $   20,862
     Equipment                                            18,653        16,405
                                                      ----------    ----------

                                                          39,515        37,267
     Less accumulated depreciation and amortization       15,130         7,863
                                                      ----------    ----------

                                                      $   24,385    $   29,404
                                                      ==========    ==========

During the years ending April 30, 2000 and 1999, the Company recorded depreciation expense of $7,267 and $7,863, respectively.

NOTE 4--RELATED PARTY TRANSACTIONS

During fiscal 2000, the Company repaid $30,698 of loans to four shareholders.

On February 1, 1999, the Company entered into a settlement agreement with a former director whereby the Company agreed to pay the director $96,000 at $4,000 per month for 24 months, plus interest at 5% payable on the final payment. The Company also agreed to issue 400,000 shares to the former director at 100,000 shares per year for four years. None of these shares have been issued. In respect of this stock award, the Company recorded a liability and compensation expense of $276,000, based on the then current fair value of the promised stock. During 2000 and 1999, the Company paid $36,000 and $8,000, respectively, of such settlement, however, has ceased making payments due to a violation of the settlement agreement by the former director.

During fiscal 1999, the Company recognized $100,000 in compensation expense arising from services contributed by a significant shareholder.

One of the Company's stockholders immediate family is a member of the Company's outside legal firm. The Company incurred legal fees to that law firm during 2000 and 1999 totaling approximately $57,000 and $0, respectively.

The Company has reflected as a fixed asset the financed purchase of a vehicle (see Notes 3 and 6) and as an operating lease the lease of another vehicle (see
Note 8) that are not held in the Company's name. The Company has agreed with the owner/lease holder to assume the obligations therewith.

NOTE 5--CONVERTIBLE DEBT

Convertible debt consists of $583,381 in notes payable bearing interest at 12%, payable monthly, unsecured, due at various dates between June 2, 2000 and February 25, 2001, convertible at the option of the payee into shares of the Companies' common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. See
Note 10.

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            April 30,
                                                                                   ---------------------------
                                                                                       2000            1999
                                                                                   ----------       ----------
Note payable to bank, interest at 22%, secured by vehicle, payable in sixty
   monthly payments of $493, including principal and interest                      $   13,642       $   16,156
                                                                                   ----------       ----------

                                                                                       13,642           16,156
Less:  current portion                                                                 (3,036)          (1,793)
                                                                                   ----------       ----------

Note payable due after one year                                                    $   10,606       $   14,363
                                                                                   ==========       ==========

Annual future minimum payments under note payable consist of:

                                                                                                      Amount
                                                                                                    ----------

     2001                                                                                           $    3,036
     2002                                                                                                3,801
     2003                                                                                                4,726
     2004                                                                                                2,079
                                                                                                    ----------
                                                                                                    $   13,642
                                                                                                    ==========

At April 30, 2000, the Company had a line of credit with a bank for borrowings up to $44,500. The line of credit bears interest at 6.6% per annum. The line of credit is collateralized by a $50,000 certificate of deposit (Note 2). The line of credit expired on July 2, 2000 and was paid off with the certificate of deposit.

The following summarizes information on short-term borrowings for the year ended April 30, 2000:

Average month end balance                                                                           $   37,083
Maximum balance outstanding at any month end                                                        $   44,500
Weighted average interest rate (computed by dividing interest expense by average monthly balance)         6.56%
Interest rate at year end                                                                                 6.60%


NOTE 7--INCOME TAXES

As of April 30, 2000 and 1999, deferred tax assets consist of the following:

                                                                                            April 30,
                                                                                   --------------------------
                                                                                      2000             1999
                                                                                   ----------      ----------
Federal loss carryforwards                                                         $  308,284      $  145,342
State loss carryforwards                                                               52,898          37,789
                                                                                   ----------      ----------

                                                                                      361,182         183,131
Less:  valuation allowance                                                           (361,182)       (183,131)
                                                                                   ----------     -----------

                                                                                   $       --     $        --
                                                                                   ==========     ===========

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--INCOME TAXES (CONTINUED)

At April 30, 2000 and 1999, the Company has net operating loss carryforwards (NOL's) of approximately $907,000 and $427,000, respectively, for both federal and state tax purposes.

At April 30, 2000 and 1999, the Company has deferred tax assets of approximately $361,182 and $183,131, respectively, which primarily relate to net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax assets will be realized.

The federal and state NOL's begin to expire on April 30, 2018 and April 30, 2013, respectively.

The Company's valuation allowance increased during 2000 by $178,051.

NOL incurred prior to September 19, 1998 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which occurred as a result of the merger. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

NOTE 8--COMMITMENTS

LEASE OBLIGATIONS

The Company leases premises for $5,893 per month. This lease escalates annually to $5,999 in the final year and expires December 31, 2001. (see Note 10)

Annual future minimum lease payments under operating lease commitments as of April 30, 2000 are as follows:


  FISCAL YEAR                                    Amount
  -----------                                   ----------

    2001                                        $   71,140
    2002                                            47,992
                                                ----------
     Total minimum lease payments               $  119,132
                                                ==========

Rent expense was $69,876 and $22,686 for the years ended April 30, 2000 and 1999, respectively.

On May 19, 1999, the Company entered into a license agreement with a supplier. The Company was granted a non-exclusive, royalty-free license to use certain trademarks until December 31, 2008. The Company annually must buy a minimum of 400,000 pounds of fruit and 200,000 pounds of peanut butter during 1999; 600,000 pounds of fruit and 400,000 pounds of peanut butter during 2000; and 800,000 pounds of fruit and 500,000 pounds of peanut butter during 2001. Purchases of fruit and peanut butter are to increase by 10% per year between 2002 and 2008, and the Company must use them exclusively in all of its products except those products destined for the school districts that are part of the Commodity School Program. The licensor has the right to cancel the contract if the Company does not buy the minimum amounts. The Company has not fulfilled its obligations under the licensing agreement. However, the licensor has continued to sell to the Company and has allowed the Company to continue with its trademarks.

                               DIPPY FOODS, INC.
                       (FORMERLY SWEETBRIER CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--COMMITMENTS (CONTINUED)

On August 24, 1999, the Company entered into an agreement to purchase a form fill and seal machine for $161,000. At April 30, 2000, the Company had paid a deposit of $75,600 and the balance is due upon delivery, which is expected to be during the second quarter of fiscal 2001.

On March 6, 2000, the Company's previous co-packer filed an action against the Company claiming damages in the amount of $149,620. The Company plans to vigorously defend this action. The likelihood of an unfavorable outcome cannot be determined at this time.

NOTE 9--MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customer with sales exceeding 10% of total revenue.

                                 Year Ended                 Year Ended
       Customer                April 30, 2000             April 30, 1999
     ---------------------------------------------------------------------

           A                      13.0%                          --%
           B                      11.2                           --
           C                      10.3                           --
           D                        --                         29.2
           E                        --                         14.7

The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.

                                 Year Ended                 Year Ended
         Vendor                April 30, 2000             April 30, 1999
     ---------------------------------------------------------------------

           A                      30.6%                        27.6%
           B                      19.4                         16.8
           C                      17.2                         13.0
           D                      12.8                         12.7

NOTE 10--SUBSEQUENT EVENT

On August 1, 2000, the Company subleased its building for the remaining term of the lease.

On August 4, 2000, a debt holder of $200,000 of convertible debt and $25,384 of accrued interest elected to convert the amounts into 145,328 shares of the Company's common stock.