Form 10QSB
period 2000-07-31
DIPPY FOODS INC
filed 2000-09-14
CIK 1080033

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended          JULY 31, 2000
                                                      --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

                                  Commission file number _______________________


                                DIPPY FOODS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


             Incorporated in the State of Nevada                                33-076348
-------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


16581 Channel Lane, Huntington Beach, California                        92649
------------------------------------------------                      ----------
   (Address of principal executive offices)                           (Zip Code)


Issuer's telephone number  (714) 816-0150
                           --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                       OUTSTANDING AT SEPTEMBER 13, 2000
            -----                       ---------------------------------
Common Stock - $0.001 par value                      19,579,266

Transitional Small Business Disclosure Format (Check one):   YES [X]   NO [ ]

DIPPY FOODS, INC.                 FORM 10-QSB                        PAGE 2 OF 7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended July 31, 2000 attached to this Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF DIPPY FOODS, INC. SHOULD BE READ IN CONJUNCTION WITH DIPPY FOODS, INC. CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

         Dippy has targeted the school food-services market, with which it intends to take advantage of the National School Lunch Program offered by the United States Department of Agriculture. Dippy is intending to expand into the National School Breakfast and After School Snack Programs.

         Dippy's initial school lunch product "Dippers" consists of four combinations of corn chips and various dips. Dippers can be eaten without utensils, are packaged in single-serving, heat-sealed, recyclable trays, are shelf-stable for sixty days and require no freezing, refrigeration, heating or preparation. Each lunch meal combined with a single serving of milk meets the nutritional requirements of the Food and Drug Administration. Dippy has designed three new types of dippers to meet the standards of the National School Breakfast program.

         Dippy derives revenue from the sale of lunch Dippers. Dippy currently makes $0.11 per unit on the Nachos and $0.09 per unit on the fruit Dippers. This is expected to change to $0.29 per unit for both the Nachos and Fruit Dippers upon the purchase and installation of new processing equipment. Dippy expects to make $0.14 per unit on the breakfast Dippers.

         Dippy has three full-time employees and does not expect significant changes in the number of its employees. Dippy is currently operating out of the primary residence of the president.

         Dippy has incurred significant losses since inception, and as of July 31, 2000 had accumulated net losses of $1,474,275. Included in this accumulated deficit is $472,000 in non-cash expenses related to recording the fair value of a director's uncompensated services of $100,000 and a $372,000 settlement payable to a former director.

         These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  those
uncertainties.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2000 AND 1999

Actual Results For July 31, 2000 Compared to July 31 1999

----------------------------------------------------------------------------------------
                                                  July 31       July 31     Percentage
                                                    2000          1999        change
                                                      $             $            %
----------------------------------------------------------------------------------------
Revenues                                              36,148       88,650      (59)
Costs of goods sold                                   27,386       83,331      (67)
Gross Profit                                           8,762        5,319       65
Selling, general, & administrative expenses          111,128       93,275       19
Interest expense                                      18,135        1,218    1,389
Net loss                                            (120,501)     (89,174)      35
----------------------------------------------------------------------------------------

REVENUES

         Revenue decreased $52,502 or 59% from $88,650 for the quarter ended July 31, 1999 to $36,148 for the quarter ended July 31, 2000 primarily due to Dippy's preparation for the production of the newly introduced breakfast meals.

DIPPY FOODS, INC.                 FORM 10-QSB                        PAGE 3 OF 7


         Revenue is expected to increase during fiscal 2001 due to the new breakfast line and the development of a retail strategy for inventory that is not sold to schools. The first of the breakfast meals were delivered at the end of July 2000.

COST OF SALES

         Cost of sales decreased $55,945 or 67% from $83,331 for the quarter ended July 31, 1999 to $27,386 for the quarter ended July 31, 2000. As a percent of revenue, the gross margin increased from 6% for the quarter ended July 31, 1999 to 24% for the quarter ended July 31, 2000. These changes were primarily due to the decrease in sales, which required the purchase of fewer ingredients. Dippy also retained a new co-packer that is more efficient and has reduced the waste of ingredients, therefore reducing the cost of sales and increasing the gross margin.

         Accordingly, cost of sales as a percent of sales is expected to decrease due to the installation of the new horizontal form, fill and seal tray-line machine. The new tray line will produce 80 units per minute or approximately 1.5 million units a month assuming a 16-hour production day. This should reduce production costs, particularly the cost of trays and labels, by $0.07, and labor costs from between $0.06 and $0.10 per unit, depending upon production levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased in the quarter ended July 31, 2000 from the quarter ended July 31, 1999 by $17,853 or 19% due primarily to an increase of (1) $4,580 in equipment rental charges, (2) $2,562 in legal fees, (3) $3,882 in office supplies, (4) $4,621 in printing and production, (5) $4,000 in public relations, and (6) $6,440 in commissions offset by a decrease in (i) payroll of $3,057 and (ii) marketing of $6,071.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, Dippy believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

DEFERRED TAX ASSETS

         Dippy has deferred tax assets of $394,000 at July 31, 2000 and $361,182 at April 30, 2000. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.

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

INTEREST EXPENSE

         Interest expense increased from the quarter ended July 31, 1999 to the quarter ended July 31, 2000 by $16,917 or 1,389% due primarily to interest accrued on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2000, Dippy had $1,667 in cash and a working capital deficit of $1,090,854. During the quarter ended July 31, 2000, cash decreased by $2,968 and Dippy used $110,969 in operations, primarily due to the operating loss of Dippy of $120,501. A decrease in working capital of $161,323 was primarily due to a $4,248 increase in accounts receivable, $5,249 decrease in inventory, $28,997 increase in deposits for the Styro Solve Industrial machine with debunker, a $28,814 increase in accounts payable and accruals and a $109,980 increase in

DIPPY FOODS, INC.                 FORM 10-QSB                        PAGE 4 OF 7


convertible notes payable. Dippy used $7,479 in investing activities to purchase equipment. Dippy generated $115,480 in financing activities, primarily due to net proceeds from issuance of notes payable, repayment of the line of credit of $44,500 offset by a decrease in restricted cash that was used to repay the line of credit. However, Dippy has accumulated a deficit of $1,474,275 since inception and has a stockholders' deficit of $1,028,142 at July 31,2000.

         Dippy anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales particularly with the addition of the breakfast line, (3) further reductions in overhead and cost of sales.

         Although the foregoing actions are expected to cover Dippy's anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Dippy will be able to raise sufficient cash to meet these cash requirements.

         Management plans to improve its cash flow and operating results by raising additional capital through private placements of stock and by increasing sales to a number of new school districts. Dippy cannot ensure, however, that these plans will be successful.

         The new horizontal form, seal and fill tray-line will be purchased for a price of $166,000. Dippy has $81,322 on deposit, and expects to raise the balance in capital markets. Dippy will install the machine at the Global Food Management Group's "Global" facility. Global is Dippy's co-packer. Dippy believes that the new machine will enable it to produce more efficiently.

         Dippy is involved in two separate matters of litigation or potential litigation. Dippy believes that it will prevail in these matters. Dippy's lawyers estimate the potential costs associated with the litigation to be $35,000.00. Included in the cost of litigation is the settlement agreement with a former director. If Dippy does not prevail in this matter, cash flow will be immediately impaired by $100,000.

         Dippy is considering employment contracts with its three full-time employees that could result in its payroll doubling.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

         Dippy has funded its operations principally from borrowings secured by notes payable.

DEBT INSTRUMENTS

         Dippy borrowed $693,360.95 from the lenders set out in the table below.

Promissory Notes

Payee                             Date                   Principal Sum
--------------------------------- ---------------------- ---------------
Bellevue Investments Ltd.         June 2, 1999              $200,000.00
Silverado Farms Inc.              August 20, 1999             15,000.00
Silverado Farms Inc.              September 9, 1999           50,000.00
Silverado Farms Inc.              October 12, 1999            50,000.00
Silverado Farms Inc.              November 8, 1999            10,000.00
Silverado Farms Inc.              November 9, 1999            10,000.00
Silverado Farms Inc.              November 18, 1999           10,000.00
Silverado Farms Inc.              November 19, 1999           13,360.95
Silverado Farms Inc.              November 29, 1999           25,000.00
Silverado Farms Inc.              December 1, 1999           100,000.00
Money Layer Ltd                   February 26, 2000          100,000.00
Money Layer Ltd.                  May 18, 2000                35,000.00
Money Layer Ltd.                  June 5, 2000                15,000.00
Money Layer Ltd.                  June 22, 2000               60,000.00
                                                         ---------------
                                                            $693,360.95
------------------------------------------------------------------------

DIPPY FOODS, INC.                 FORM 10-QSB                        PAGE 5 OF 7


         Dippy gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at the rate of 12% per annum. Dippy may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. Dippy may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If Dippy becomes bankrupt or insolvent, or sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of Dippy at a price per share that is equal to the average closing price of Dippy's common stock from the date of the promissory note to the date of conversion.

         On August 4, 2000, Bellevue Investments Ltd. elected to convert the $200,000 due on its June 2, 1999 note plus $25,385 of accrued interest into shares of Dippy's common stock. The shares have not been issued as of the date of this filing. Silverado Farms, Inc. has also advised Dippy that it will convert into shares both the $15,000 note due on August 20, 2000 plus accrued interest of $1,904 and the $50,000 note due on September 9, 2000 plus accrued interest of $6,347.

INFLATION

         Dippy does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

         Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Dippy's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Dippy is not a party to any pending legal proceedings, and to the best of Dippy's knowledge, none of Dippy's property or assets are the subject of any pending legal proceedings, except for the following:

         (a)      Feedback Foundation, Inc.

         A dispute has arisen between Dippy and its former co-packer, Feedback Foundation, Inc., regarding two invoices totalling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. Dippy's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of Dippy, there was no consumption of the defective product. In the opinion of management, the preparation of the ingredients and the production of product are within the scope of the co-packer's control and responsibility. Dippy and Feedback have not been able to reach an amicable agreement. On March 6, 2000, Feedback filed a lawsuit claiming breach of contract, fraud and non-payment of invoices. Feedback is suing for not less than $149,620. Dippy is in the process of filing a counter suit for a yet unspecified amount. Management is confident that Dippy will prevail in the lawsuit.

         (b)      Al Diamond

         Dippy believes Mr. Diamond failed to perform his obligations under the Settlement Agreement and has taken

DIPPY FOODS, INC.                 FORM 10-QSB                        PAGE 6 OF 7


the position that the Settlement Agreement with Mr. Diamond is null and void. Management is deciding whether to take action against Mr. Diamond for the return of the remaining corporate materials and for the return of any monies paid to Mr. Diamond under the Settlement Agreement.

ITEM 2.  CHANGES IN SECURITIES.

         During the first quarter of the fiscal year covered by this report, (i) Dippy did not modify the instruments defining the rights of its shareholders,
(ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Dippy did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Dippy. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Dippy's previously filed Form 10-SB and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended July 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Dippy has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                        DIPPY FOODS, INC.

                                        By:      /S/ JON STEVENSON
                                           --------------------------------

                                        Name:    JON STEVENSON
                                             ------------------------------
                                        Title:   DIRECTOR AND PRESIDENT
                                              -----------------------------

                                        Dated:   SEPTEMBER 13, 2000
                                              -----------------------------

                                DIPPY FOODS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          July 31, 2000       April 30, 2000
                                                                                          -------------       --------------
ASSETS

Current Assets:
        Cash                                                                                    1,667               4,635
        Restricted Cash                                                                        10,000              60,000
        Accounts Receivable                                                                    13,528               9,280
        Inventory                                                                              51,145              56,394
        Prepaid Expenses                                                                        1,215               2,353
                                                                                           ----------            --------
                Total Current Assets                                                           77,555             132,662

Fixed Assets, net                                                                              29,913              24,385
Deposits                                                                                      131,108             102,111
                                                                                           ----------            --------
TOTAL ASSETS:                                                                                 238,576             259,158
                                                                                           ==========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Bank Line of Credit                                                                        --              44,500
        Accounts Payable                                                                      143,189             124,508
        Accrued Expenses                                                                       82,901              72,768
        Convertible Notes Payable                                                             693,361             583,381
        Current Portion of Long-Term Debt                                                       2,958               3,036
        Current Portion of Settlement Payable                                                 246,000             234,000
                                                                                           ----------            --------
                Total Current Liabilities                                                   1,168,409           1,062,193
                                                                                           ----------            --------
Security Deposit, Sublease                                                                      6,314                  --
Long-Term Debt, net of current portion                                                          9,995              10,606
Settlement Payable, net of current portion                                                     82,000              94,000
                                                                                           ----------            --------
                Total Liabilities:                                                          1,266,718           1,166,799
                                                                                           ----------            --------
Stockholders' Deficit:
        Common Stock, authorized 200,000,000 shares, at $0.001 par value;                      19,579              19,579
                19,579,266 common shares issued and outstanding
        Additional Paid-In Capital                                                            426,554             426,554
        Accumulated Deficit                                                                (1,474,275)         (1,353,774)
                                                                                           ----------            --------
                Total Stockholders' Deficit:                                               (1,028,142)           (907,641)
                                                                                           ----------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                                                  238,576             259,158
                                                                                           ==========            ========

                                  Page 1 of 5

                                DIPPY FOODS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 2000 and 1999


                                                                                                           2000              1999
                                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net Loss                                                                                        $(120,501)        $ (89,174)
        Adjustments to reconcile net loss to net cash used in operating activities
                Depreciation                                                                                1,951             1,789

        Increase (Decrease) from changes in:
                Accounts Receivable                                                                        (4,248)            5,214
                Inventory                                                                                   5,249           (71,916)
                Prepaid Expenses                                                                            1,138             1,543
                Deposits                                                                                  (28,997)               --
                Accounts Payable and Accruals                                                              28,125           (21,587)
                Due to Related Parties                                                                         --            28,152
                Security Deposit                                                                            6,314                --
                                                                                                        ---------         ---------
Net cash used in operating activities                                                                    (110,969)         (145,979)
                                                                                                        ---------         ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
        Purchase of equipment                                                                              (7,479)           (2,523)
                                                                                                        ---------         ---------
Net cash used in investing activities                                                                      (7,479)           (2,523)
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Restricted cash, decrease                                                                          50,000           (50,000)
        Bank overdraft                                                                                         --            (9,229)
        Line of credit, decrease                                                                          (44,500)           42,500
        Convertible notes payable, increase                                                               109,980           200,000
        Settlement payable, decrease                                                                           --           (12,000)
                                                                                                        ---------         ---------
Net cash from financing activities                                                                        115,480           171,271
                                                                                                        ---------         ---------

Increase (decrease) in cash                                                                                (2,968)           22,769
Cash, beginning of period                                                                                   4,635                --
                                                                                                        ---------         ---------
Cash, end of period                                                                                     $   1,667         $  22,769
                                                                                                        =========         =========


Supplemental Disclosure for the Statement of Cash Flows
        Cash Paid during the year for:
                Interest                                                                                $   1,558         $   1,218


                                 DIPPY FOODS INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Three Months Ended
                         July 31, 2000 and July 31, 1999



                                                                                                 2000                      1999
                                                                                             ------------              ------------
Revenues                                                                                     $     36,148              $     88,650
Cost of Goods Sold                                                                                 27,386                    83,331
                                                                                             ------------              ------------
        Gross Profit                                                                                8,762                     5,319

Selling, General & Administrative Expenses                                                        111,128                    93,275
                                                                                             ------------              ------------
        Loss from Operations                                                                     (102,366)                  (87,956)

Interest Expense                                                                                  (18,135)                  ( 1,218)
                                                                                             ------------              ------------
Net Loss for the period                                                                      $   (120,501)             $    (89,174)
                                                                                             ============              ============




Basic and Diluted Weighted Average Shares Outstanding                                          19,579,266                15,194,701
                                                                                             ============              ============
Basic and Diluted Loss per Share                                                             $      (0.01)             $      (0.01)
                                                                                             ============              ============

                                  Page 3 of 5

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 2000 and 1999


NOTE 1 -  GENERAL MATTERS

Principles of Consolidation

The accompanying financial statements include accounts of Dippy-CA for all periods presented and the accounts of Dippy-NV subsequent to September 17, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern


The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the fianancial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $1,474,275 since inception, negative working capital of $1,090,854 and a stockholders' deficit of $1,028,142 at July 31, 2000. These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements

The financial statements for the three-months end July 31, 2000 and July 31, 1999 are unaudited, and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three-months period ended July 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

NOTE 2 - CONVERTIBLE DEBT

Convertible debt consists of $693,361 in notes payable bearing interest at 12%, payable monthly, unsecured, due at various dates between June 2, 2000 and June 22, 2001, convertible at the option of the payee into shares of the Companys' common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. During the period $200,000, in notes payable and $32,145 accrued interest came due. These debt holders have elected to convert these amounts into shares of the Company's common stock. The shares have not been issued as of this filing. Silverado Farms, Inc., has also advised the Company that it will convert their notes for $15,000 and $50,000 due on August 20, 2000, and September 9, 2000, plus accrued interest of $1094 and $6347, into shares of common stock the Company.


NOTE 3 - MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                               Three Months Ended            Three Months Ended
        Customer                 July 31, 2000                 July 31, 1999
      -------------------------------------------------------------------------
        A                             29%                           10%
        B                             27%                           23%
        C                             -                             34%
        D                             -                             14%

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.

                              Three Months Ended            Three Months Ended
        Vendor                   July 31, 2000                 July 31, 1999
      -------------------------------------------------------------------------
        A                             53%                           18%
        B                             26%                           20%
        C                             22%                           32%


NOTE 4 - RELATED PARTY TRANSACTIONS

Dippy has reflected as a fixed asset the financed purchase of a vehicle and as an operating lease, the lease of another vehicle that are not held in Dippy's name. Dippy has agreed with the owner/leaseholder to assume the obligations therewith.