Form 10QSB
period 2000-10-31
DIPPY FOODS INC
filed 2000-12-15
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended         OCTOBER 31, 2000
                                                   -----------------------------

[_] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________
                                    Commission file number _____________________


                                DIPPY FOODS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                     33-076348
-----------------------------------         ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


10554 Progress Way, Unit K, Cypress, California                         90630
-----------------------------------------------                       ----------
   (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number  (714) 816-0150
                           --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                        OUTSTANDING AT DECEMBER 12, 2000
              -----                        --------------------------------
  Common Stock - $0.001 par value                      19,579,266

Transitional Small Business Disclosure Format (Check one): YES [X] NO [_]

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 2 OF 14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended October 31, 2000 attached to this Form 10-QSB.


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

         Dippy has incurred significant losses since inception, and as of October 31, 2000 had accumulated net losses of $1,630,341. Included in this accumulated deficit is $472,000 in non-cash expenses related to recording the fair value of a director's uncompensated services of $100,000 and a $372,000 settlement payable to a former director. See item 1. Legal Proceedings for more information.

         These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  those
uncertainties.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2000 AND 1999

----------------------------------------------------------------------------------------
Actual Results For October 31, 2000 Compared to October 31, 1999
----------------------------------------------------------------------------------------
                                                 October 31   October 31    Percentage
                                                    2000         1999         change
                                                     $             $            %
----------------------------------------------------------------------------------------
Revenues                                              15,289       47,678      (68)
Costs of goods sold                                   13,760       33,252      (59)
Gross Profit                                           1,529       14,426      (89)
Selling, general, & administrative expenses          142,340      129,851       10
Interest expense                                      15,255        9,546       60
Net loss                                            (156,066)    (124,971)      18
----------------------------------------------------------------------------------------

REVENUES

         Revenue decreased $32,389 or 68% from $47,678 for the three month period ended October 31, 1999 to $15,289 for the same period ended October 31, 2000 primarily due to Dippy's preparation for the production of the newly introduced breakfast meals.

         Revenue is expected to increase during fiscal 2001 due to the new breakfast line and the development of a retail strategy for inventory that is not sold to schools. The first of the breakfast meals were delivered at the end of July 2000. However, the Company is still awaiting the delivery of the horizontal form, fill, and seal tray-line. The installation of the machine has been delayed as a result of the manufacturer not being able to meet the required specifications. The machine is necessary to produce large quantities of the breakfast meals for which there appears to be a great demand. This anticipated demand would be for large orders that cannot be produced with the current machine. The manufacturer has indicated that the tray-line will be ready by the end of December, and Dippy should be able to take orders and produce in January 2001.

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 3 OF 14


COST OF SALES

         Cost of sales decreased $19,492 or 59% from $33,252 for the three month period ended October 31, 1999 to $13,760 for the three month period ended October 31, 2000. As a percent of revenue, the gross margin decreased from 30% for the three month period ended October 31, 1999 to 10% for the same period ended October 31, 2000. These changes were attributable to the production of the breakfast meals on the existing machine, which is inefficient and results in a larger waste factor because of manual labor.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased during the three month period ended October 31, 2000 from three month period ended October 31, 1999 by $12,489 or 10%.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, management believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.


INTEREST EXPENSE

         Interest expense increased from the three month period ended October 31, 1999 to the same period ended October 31, 2000 by $5,709 or 60% due primarily to interest accrued on notes payable.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2000 AND 1999

Actual Results For October 31, 2000 Compared to October 31, 1999
----------------------------------------------------------------------------------------
                                                 October 31   October 31    Percentage
                                                    2000         1999         change
                                                     $             $            %
----------------------------------------------------------------------------------------
Revenues                                              51,437      139,848      (63)
Costs of goods sold                                   41,146      116,587      (65)
Gross Profit                                          10,291       23,261      (56)
Selling, general, & administrative expenses          253,468      221,344       15
Interest expense                                      33,390       14,665      128
Net loss                                            (276,567)    (212,748)      30
----------------------------------------------------------------------------------------

REVENUES

         Revenue decreased $88,411 or 63% from $139,848 for the six month period ended October 31, 1999 to $51,437 for the same period ended October 31, 2000 primarily due to Dippy's preparation for the production of the newly introduced breakfast meals.

         Revenue is expected to increase during fiscal 2001 due to the new breakfast line and the development of a retail strategy for inventory that is not sold to schools. The first of the breakfast meals were delivered at the end of July 2000. However, the Company is still awaiting the delivery of the horizontal form, fill, and seal tray-line. The installation of the machine has been delayed as a result of the manufacturer not being able to meet the required specifications. The machine is necessary to produce large quantities of the breakfast meals for which there appears to be a great demand. This anticipated demand would be for large orders that cannot be produced with the current machine. The manufacturer has indicated that the tray-line will be ready by the end of December, and Dippy should be able to take orders and produce in January 2001.

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 4 OF 14


COST OF SALES

         Cost of sales decreased $75,441 or 65% from $116,587 for the six month period ended October 31, 1999 to $41,146 for the six month period ended October 31, 2000. As a percent of revenue, the gross margin increased from 17% for the six month period ended October 31, 1999 to 20% for the same period ended October 31, 2000. These changes were primarily due to the decrease in sales, which required the purchase of fewer ingredients. Dippy also retained a new co-packer that is more efficient and has reduced the waste of ingredients, therefore reducing the cost of sales and increasing the gross margin.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased during the six month period ended October 31, 2000 from six month period ended October 31, 1999 by $32,124 or 15% due primarily to an increase of (1) $12,683 in equipment rental charges, (2) $4,840 in receivable discounts, (3) $3,454 in office supplies, (4) $1,500 in consulting fees, (5) $29,609 in accounting fees, (5) $2,740 in public relations, (6) $6,440 in commissions, (7) $4,048 in the purchase of small tools and equipment, and (8) $6,039 in repairs and maintenance offset by a decrease in (i) rent of $15, 947, (ii) marketing of $9,264, (iii) product development of $8,160, and printing and production of $3,289.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, management believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense increased from the six month period ended October 31, 1999 to the same period ended October 31, 2000 by $18,725 or 128% due primarily to interest accrued on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2000, Dippy had $0 cash, $3,233 bank overdraft, and a working capital deficit of $957,977. During the six-month period ended October 31, 2000, cash decreased by $4,635 and Dippy used $162,167 in operations, primarily due to the operating loss of Dippy of $276,567 and an increase in accounts payable and accruals of $116,025. A decrease in working capital of $28,446 was primarily due to a $50,000 reduction in restricted cash, a $44,500 decrease in the line of credit, $4,019 decrease in inventory, a $116,025 increase in accounts payable and accruals, a $157,465 increase in convertible notes payable and a non cash decrease in convertible notes payable and accrued interest of $355,001. Dippy used $7,479 in investing activities to purchase equipment. Dippy generated $165,011 in financing activities, primarily due to net proceeds from issuance of convertible notes payable of $157,465, repayment of the line of credit of $44,500 offset by a decrease in restricted cash that was used to repay the line of credit. Dippy has accumulated a deficit of $1,630,341 since inception and has a stockholders' deficit of $829,207 at October 31, 2000.

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

         The new horizontal form, seal and fill tray-line will be purchased for a price of $166,000. Dippy has $81,322 on deposit, and expects to raise the balance in capital markets. Dippy will install the machine at the Global Food Management Group's "Global" facility. Global is Dippy's co-packer. The estimated cost of delivery and installation is $15,000 and it is anticipated that installation will be completed by the end of December 2000. Management believes that the new machine will enable it to produce more efficiently.

         Dippy is involved in two separate matters of litigation or potential litigation. Dippy believes that it will prevail in these matters. Dippy's lawyers estimate the potential costs associated with the litigation to be $35,000. Included in the cost of litigation is the settlement agreement with a former director. If Dippy does not prevail in this matter, cash flow will be immediately impaired by $100,000. See item 1. Legal Proceedings for more information.

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 5 OF 14


DEFERRED TAX ASSETS

         Dippy has deferred tax assets of approximately $472,000 at October 31, 2000 and $361,000 at April 30, 2000. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.

         Depreciation is expected to increase in future periods primarily due to the acquisition of new processing equipment.

         The net operating losses incurred by the parent Dippy Foods, Inc. (Dippy Nevada), before the reverse merger on September 17, 1998, are limited annually due to the change of ownership (as defined in Section 382 of the Internal Revenue Code) that resulted from the reverse merger.

         Dippy's unused annual limitations may be carried over to future years until the net operating losses expire.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

         Dippy has funded its operations principally from borrowings secured by notes payable.

DEBT INSTRUMENTS

         Dippy borrowed $425,846 from the lenders set out in the table below.

Promissory Notes
Payee                             Date                   Principal Sum
------------------------------------------------------------------------
Silverado Farms Inc.              November 8, 1999               10,000
Silverado Farms Inc.              November 9, 1999               10,000
Silverado Farms Inc.              November 18, 1999              10,000
Silverado Farms Inc.              November 19, 1999              13,381
Silverado Farms Inc.              November 29, 1999              25,000
Silverado Farms Inc.              December 1, 1999              100,000
Money Layer Ltd                   February 26, 2000             100,000
Money Layer Ltd.                  May 18, 2000                   35,000
Money Layer Ltd.                  June 5, 2000                   15,000
Money Layer Ltd.                  June 22, 2000                  60,000
LeafPro Technology, Inc.          August 17, 2000                12,500
LeafPro Technology, Inc.          September 19, 2000             14,965
LeafPro Technology, Inc.          October 2, 2000                20,000

                                                         ---------------
                                                               $425,846
------------------------------------------------------------------------

         Dippy gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at the rate of 12% per annum, with the exception of the notes to LeafPro Technology, Inc., which bear interest at a rate of 10% per annum. Dippy may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. Dippy may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If Dippy becomes bankrupt or insolvent, or sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of Dippy at a price per share that is equal to the average closing price of Dippy's common stock from the date of the promissory note to the date of conversion.

         On August 4, 2000, Bellevue Investments Ltd. elected to convert a $200,000 due on its June 2, 1999 note plus $25,385 of accrued interest into 360,615 shares of Dippy's common stock. The shares have not been issued as of the date of this filing. Subsequent to October 31, 2000, Silverado Farms, Inc. also advised Dippy that it will convert into 324,253 shares the following notes plus accrued interest:

       Date               Amount        Accrued Interest             Maturity
     -------------------------------------------------------------------------
     08/20/99          $ 15,000.00         $ 1,904.17                08/20/00
     09/09/99          $ 50,000.00         $ 6,346.99                09/06/00
     10/12/99          $ 50,000.00         $ 6,365.72                10/12/00
     11/08/99          $ 10,000.00         $ 1,273.08                11/08/00
     11/09/99          $ 10,000.00         $ 1,273.09                11/09/00
     11/18/99          $ 10,000.00         $ 1,273.13                11/18/00
     11/19/99          $ 13,380.95         $ 1,703.59                11/19/00

Accordingly, the Company recorded $355,001 as common stock subscribed as of October 31, 2000.

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 6 OF 14


INFLATION

         Dippy does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

         This Form 10-QSB - Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Dippy's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

         Forward-looking statements in this Form 10-QSB include statements regarding (1) expansion into the National School Breakfast and After School Snack Programs; (2) an expectation that revenue will increase during fiscal 2001; (3) the purchase, installation and operation of the new processing equipment; (4) a reduction in cost of sales expected in the fourth quarter; (5) an expectation that selling, general and administrative costs will remain fairly static or decrease, with the exception of an expected increase in advertising;
(6) the uncertainty of utilizing deferred tax assets; (7) an increase in depreciation is expected in the third quarter; (8) the outcome of pending litigation; and (9) inflation is not expected to have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and Dippy disclaims any duty to update such statements.

         Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, failure to obtain new processing equipment; general economic conditions particularly related to demand for Dippy's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in Dippy's annual report on Form 10-KSB for the 1999 fiscal year, Dippy's quarterly report on Form 10-QSB for the first quarter of 2000 and other SEC filings. Copies of these filings may be obtained by contacting Dippy or the SEC.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Dippy is not a party to any pending legal proceedings, and to the best of Dippy's knowledge, none of Dippy's property or assets are the subject of any pending legal proceedings, except for the following:

         (a)      Feedback Foundation, Inc.

         A dispute has arisen between Dippy and its former co-packer, Feedback Foundation, Inc., regarding two invoices totalling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. Dippy's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of Dippy, there was no consumption of the defective product. In the opinion of management, the preparation of the ingredients and the production of product are within the scope of the co-packer's control and responsibility. Dippy and Feedback have not been able to reach an amicable agreement. On March 6, 2000, Feedback filed a lawsuit claiming breach of contract, fraud and non-payment of invoices. Feedback is suing for not less than $149,620. Dippy has filed a cross compliant in the amount of $60,000. On December 1, 2000, Feedback contacted Dippy in an effort to settle the matter. Management has instructed legal counsel to prepare a settlement offer to be presented to Feedback.

         (b)      Al Diamond

         Dippy believes Mr. Diamond failed to perform his obligations under the Settlement Agreement and has taken the position that the Settlement Agreement with Mr. Diamond is null and void. Management has advised Mr. Diamond that no further payments will be forthcoming. Management is awaiting a response from Mr. Diamond.

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 7 OF 14


ITEM 2.  CHANGES IN SECURITIES.

         During the second  quarter of the fiscal year  covered by this  report,
(i) Dippy did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Dippy did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Dippy. Also during this quarter, there are no material dividend payments in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Dippy's previously filed Form 10-SB and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended October 31, 2000.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Dippy has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                        DIPPY FOODS, INC.


                                        By:  /s/ JON STEVENSON
                                           -------------------------------------

                                        Name:    JON STEVENSON
                                             -----------------------------------
                                        Title:   DIRECTOR AND PRESIDENT
                                              ----------------------------------

                                        Dated:   DECEMBER 12, 2000
                                              ----------------------------------

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 8 OF 14



                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                          Six Months Ended
                                                   -------------------------------------      --------------------------------------
                                                               (Unaudited)                                 (Unaudited)
                                                   October 31, 2000     October 31, 1999      October 31, 2000      October 31, 1999
                                                   ----------------     ----------------      ----------------      ----------------
Revenues                                            $     15,289          $     47,678          $     51,437          $    139,848


Cost of Goods Sold                                        13,760                33,252                41,146               116,587
                                                    ------------          ------------          ------------          ------------


      Gross Profit                                         1,529                14,426                10,291                23,261



Selling, General and Administrative Expenses             142,340               129,851               253,468               221,344
                                                    ------------          ------------          ------------          ------------

       Loss from Operations                             (140,811)             (115,425)             (243,177)             (198,083)


Interest Expense                                         (15,255)               (9,546)              (33,390)              (14,665)
                                                    ------------          ------------          ------------          ------------


Net Loss                                            $   (156,066)         $   (124,971)         $   (276,567)         $   (212,748)
                                                    ============          ============          ============          ============


Basic and diluted weighted average
shares outstanding                                    19,579,266            19,579,266            19,579,266            19,579,266
                                                    ============          ============          ============          ============



Basic and diluted loss per share                    $      (0.01)         $      (0.01)         $      (0.01)         $      (0.01)
                                                    ============          ============          ============          ============

DIPPY FOODS, INC.                 FORM 10-QSB                       PAGE 9 OF 14


                                DIPPY FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT

ASSETS                                                                          October 31, 2000            April 30, 2000
                                                                                ----------------            --------------
                                                                                  (Unaudited)                  (Audited)
Current Assets:
   Cash                                                                            $        --                $     4,635
   Restricted Cash                                                                      10,000                     60,000
   Accounts Receivable                                                                   9,646                      9,280
   Inventory                                                                            52,375                     56,394
   Prepaid Expenses                                                                      3,789                      2,353
                                                                                   -----------                -----------
       Total Current Assets                                                             75,810                    132,662

Fixed Assets, Net (Note 4)                                                              27,713                     24,385
Deposits                                                                               116,418                    102,111
                                                                                   -----------                -----------

       Total Assets                                                                $   219,941                $   259,158
                                                                                   ===========                ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank Overdraft                                                                  $     3,233                $        --
   Bank Line of Credit                                                                      --                     44,500
   Accounts Payable                                                                    165,770                    124,508
   Accrued Expenses                                                                    107,530                     72,768
   Convertible Notes Payable (Notes 2)                                                 425,846                    583,381
   Current portion notes payable                                                         3,408                      3,036
   Current portion settlement payable                                                  328,000                    234,000
                                                                                   -----------                -----------
       Total Current Liabilities                                                     1,033,787                  1,062,193


Security Deposit, Sublease                                                               6,314                         --
Note payable bank, less current                                                          9,047                     10,606
Settlement payable, net current portion                                                     --                     94,000
                                                                                   -----------                -----------
       Total Liabilities                                                             1,049,148                  1,166,799


Stockholders' Deficit:
   Common stock authorized 200,000,000
     shares, at $0.001 par value, 19,579,266
     common shares issued and outstanding                                               19,579                     19,579
   Additional paid-in capital                                                          426,554                    426,554
   Common stock subscribed (Notes 2)                                                   355,001                         --
   Accumulated deficit                                                              (1,630,341)                (1,353,774)
                                                                                   -----------                -----------
        Total stockholders' deficit                                                   (829,207)                  (907,641)
                                                                                   -----------                -----------

Total liabilities & total stockholders' deficit                                    $   219,941                $   259,158
                                                                                   ===========                ===========

DIPPY FOODS, INC.                 FORM 10-QSB                      PAGE 10 OF 14



                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended         Six Months Ended
                                                                                      October 31, 2000         October 31, 1999
                                                                                        (Unaudited)              (Unaudited)
                                                                                      ----------------         ----------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net Loss                                                                              $(276,567)              $(212,748)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                          4,151                   3,615

     Increase (decrease) from changes in:
         Accounts receivable                                                                   (366)                (33,165)
         Inventory                                                                            4,019                 (55,201)
         Prepaid expenses                                                                    (1,436)                  1,222
         Deposits                                                                           (14,307)                (20,000)
         Accounts payable and accruals                                                      116,025                  16,536
         Due to related parties                                                                  --                  28,161
         Security deposit                                                                     6,314                      --
                                                                                          ---------               ---------

Net cash used in operating activities                                                      (162,167)               (271,580)
                                                                                          ---------               ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (7,479)                 (2,523)
                                                                                          ---------               ---------


Net cash used in investing activities                                                        (7,479)                 (2,523)
                                                                                          ---------               ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Restricted cash                                                                        50,000                 (50,000)
      Bank Overdraft                                                                          3,233                  (9,229)
      Line of credit                                                                        (44,500)                 44,500
      Convertible notes payable                                                             157,465                 315,000
      Principal payments on notes payable                                                    (1,187)                 (1,170)
      Settlement payments                                                                        --                 (24,000)
                                                                                          ---------               ---------

Net cash provided by financing activities                                                   165,011                 275,101


(Decrease) increase in cash                                                                  (4,635)                    998
Cash, beginning of period                                                                     4,635                      --
                                                                                          ---------               ---------


Cash, end of period                                                                       $      --                     998
                                                                                          =========               =========

Supplemental disclosure for statement of cash flows;
      Cash paid during the period for:
        Interest                                                                          $  33,390               $  14,665
      Noncash investing and financing activities:
        Convertible notes payable and accrued interest
        converted to common stock subscribed                                              $ 355,001               $      --

DIPPY FOODS, INC.                 FORM 10-QSB                      PAGE 11 OF 14


                                DIPPY FOODS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1 - General Matters

Principles of Consolidation

The accompanying financial statements include accounts of the parent company Dippy Navada subsequent to September 17, 1998, and the subsidiary Dippy California for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $1,630,341 since inception, negative working capital of $957,977 and a stockholders' deficit of $829,207 at October 31, 2000. These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements

The financial statements for the six-months ended October 31, 2000 and October 31, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operation for this interim period. The results of operations for the six-month period ended October 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.



NOTE 2 - Convertible Notes Payable

Convertible debt consists of $425,846 in notes payable bearing interest at rates between 10% and 12%, payable monthly, unsecured, due at various dates between November 8, 2000 and October 2, 2001, and convertible at the option of the payee into shares of Dippy's common stock at a per share price equal to the average closing price of Dippy's stock from the date of the note to the date of conversion.

During the period the payees agreed to convert $200,000 in notes payable and $25,385 accrued interest into 360,515 shares of Dippy's common stock. Subsequent to October 31, 2000, the payees agreed to convert an additional $115,000 in matured notes payable and $14,617 of accrued interest into 228,047 shares of Dippy's common stock. The shares have not been issued and have been recorded as shares subscribed in stockholders' equity. Additionally, the payees agreed to convert $43,381 in notes payable that matured subsequent to October 31, 2000, and $5,523 in accrued interest into 96,306 shares of Dippy's common stock.

DIPPY FOODS, INC.                 FORM 10-QSB                      PAGE 12 OF 14



                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 3 - Major Customers and Suppliers

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                                 Six Months Ended            Six Months Ended
        Customer                 October 31, 2000            October 31, 1999
        ----------------------------------------------------------------------
           A                             -                          22%
           B                            17%                         16%
           C                             -                          14%
           D                            19%                          -


The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.


                                 Six Months Ended           Six Months Ended
        Vendor                   October 31, 2000           October 31, 1999
        --------------------------------------------------------------------
           A                            18%                         36%
           B                            42%                         23%
           C                            30%                         19%



NOTE 4 - Related Party Transactions

Dippy has reflected as a fixed asset the financed purchase of a vehicle and as an operating lease, the lease of another vehicle that are not held in Dippy's name. Dippy has agreed with the owner/leaseholder to assume the obligations therewith.