Form 10QSB
period 2001-01-31
DIPPY FOODS INC
filed 2001-03-19
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended         January 31, 2001
                                                   -----------------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                        OUTSTANDING AT March 15, 2001
              -----                        --------------------------------
  Common Stock - $0.001 par value                      20,650,512

Transitional Small Business Disclosure Format (Check one): YES [X] NO [_]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended January 31, 2001 attached to this Form 10-QSB.

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

         On March 9, 2001 the Company agreed in principal to enter into a joint venture with U.S Foods International to form a new food services company, in order to integrate and expand operations for both companies. Manufacturing, sales, marketing and domestic and international distribution of manufactured and co-branded products of both companies will be vertically integrated through the new company. The manufactured food products will include a line of Mexican products, breakfast items, frozen items and entrees, shelf stable and other food products consistent with the new company's sales and marketing strategies. Dippy's sales and marketing efforts will be significantly enhanced through this joint venture alliance by building on the distribution strength of U.S. Foods International, which is currently a sales, marketing, and logistics partner to US military troops. Through the new partnership Dippy will be able to expand its existing customer base beyond its current school business into new channels including military sales as well as domestic and international food service sales.

         Dippy derives revenue from the sale of lunch Dippers. Dippy currently makes $0.11 per unit on the Nachos and $0.09 per unit on the fruit Dippers. This is expected to change to $0.29 per unit for both the Nachos and Fruit Dippers upon the purchase and installation of new processing equipment. Dippy expects to make $0.17 per unit on the breakfast Dippers.

         Dippy has three full-time employees and does not expect significant changes in the number of its employees.

         Dippy has incurred significant losses since inception, and as of January 31, 2001 had accumulated net losses of $1,732,647. Included in this accumulated deficit is $472,000 in non-cash expenses related to recording the fair value of a director's uncompensated services of $100,000 and a $372,000 settlement payable to a former director. See item 1. Legal Proceedings for more information.

         These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  those
uncertainties.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED January 31, 2001 AND 2000


--------------------------------------------------------------------------------
Actual Results For The Three Months Ended January 31, 2001 Compared to The Three Months Ended January 31, 2000
--------------------------------------------------------------------------------
                                            January 31   January 31   Percentage
                                               2001         2000        change
                                                $             $           %
--------------------------------------------------------------------------------

Revenues                                        40,380      149,856      (73)
Costs of goods sold                             33,773       92,259      (63)
Gross Profit                                     6,607       57,597      (89)
Selling, general, & administrative expenses     97,287      126,572      (23)
Interest expense                                11,626       26,982      (57)
Net loss                                      (102,306)    (95,957)        7
--------------------------------------------------------------------------------

REVENUES

         Revenue decreased $109,476 or 73% from $149,856 for the three month period ended January 31, 2000 to $40,380 for the same period ended January 31, 2001. For the three month period ended January 31, 2000, the Company experienced a high level of sales attributable to the schools concerns with anticipated Y2K food shortages.

         The Company has developed a retail strategy for inventory that is not sold to schools. This strategy is being implemented through the recently announced joint venture with U.S. Foods International and should enhance future sales. The Company is awaiting delivery of the horizontal form, fill, and seal tray-line machine which the manufacturer has now advised is complete. The installation of the machine has been delayed as a result of the manufacturer not being able to meet the required specifications. The machine is necessary to produce large quantities of the breakfast meals for which there appears to be a great demand. This anticipated demand would be for large orders that cannot be produced with the current machine. The Company is in the process of obtaining an independent verification of the machine's specifications, in order to ensure there are no further complications.

COST OF SALES

         Cost of sales decreased $58,486 or 63% from $92,259 for the three month period ended January 31, 2000 to $33,773 for the three month period ended January 31,2001. As a percent of revenue, the gross margin decreased from 38% For the three month period ended January 31, 2000 to 16% for the same period ended January 31, 2001. These changes were attributable to the reduction in sales because the Company was unable to fill orders due to the lack of working capital.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses decreased during the three month period ended January 31, 2001 from three month period ended January 31, 2000 by $29,285 or 23% due primarily to an increase of (1) $5,600 in accounting fees, and (2) $8,650 in consulting fees, which were offset by decreases in (i) legal fees of $17,054, (ii) payroll expenses of $13,498, (iii) marketing fees of $3,457, and (iv) rent of $3,670.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, management believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense decreased from the three month period ended January 31, 2000 to the same period ended January 31, 2001 by $15,356 or 57% due primarily to the payees converting debt to the Company's common stock. This conversion of debt is reflected on the financial statements as common stock subscribed. Subsequent to January 31, 2001, the subscribed shares were issued. See Debt Instruments below for more information.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2001 AND 2000

Actual Results For The Nine Months Ended January 31, 2001 Compared to The Nine Months Ended January 31, 2000
--------------------------------------------------------------------------------
                                             January 31  January 31   Percentage
                                                2001        2000       change
                                                 $           $            %
--------------------------------------------------------------------------------

Revenues                                       91,817      289,703      (68)
Costs of goods sold                            74,919      208,845      (64)
Gross Profit                                   16,898       80,858      (79)
Selling, general, & administrative expenses   350,755      350,671        -
Interest expense                               45,016       27,224       65
Net loss                                     (378,873)    (297,037)      28
--------------------------------------------------------------------------------

REVENUES

         Revenue decreased $197,886 or 68% from $289,703 for the nine-month period ended January 31, 2000 to $91,817 for the same period ended January 31, 2001. For the nine-month period ended January 31, 2000, the Company experienced a high level of sales attributable to the schools concerns with anticipated Y2K food shortages.

The Company has developed a retail strategy for inventory that is not sold to schools. This strategy is being implemented through the recently announced joint venture with U.S. Foods International and should enhance future sales. The Company is awaiting delivery of the horizontal form, fill, and seal tray-line machine which the manufacturer has now advised is complete. The installation of the machine has been delayed as a result of the manufacturer not being able to meet the required specifications. The machine is necessary to produce large quantities of the breakfast meals for which there appears to be a great demand. This anticipated demand would be for large orders that cannot be produced with the current machine. The Company is in the process of obtaining an independent verification of the machine's specifications in order to ensure there are no further complications.

COST OF SALES

         Cost of sales decreased $133,926 or 64% from $208,845 for the nine month period ended January 31, 2000 to $74,919 for the nine month period ended January 31, 2001. As a percent of revenue, the gross margin decreased from 28% for the nine month period ended January 31, 2000 to 18% for the same period ended January 31, 2001. These changes were primarily due to the decrease in sales, which required the purchase of fewer ingredients.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $84 during the nine month period ended January 31, 2001, from the nine month period ended January 31, 2000.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, management believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $1,732,647 since inception, a working capital deficit of $869,181 and a stockholders deficit of $741,661 at January 31, 2001. These conditions raise substantial doubt about Dippy's ability to continue as a going concern.


INTEREST EXPENSE

         Interest expense increased from the nine month period ended January 31, 2000 to the same period ended January 31, 2001 by $17,792 or 65% due primarily to interest accrued on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2001, Dippy had $0 cash, $827 bank overdraft, and a working capital deficit of $869,181. During the nine-month period ended January 31, 2001, cash decreased by $4,635 and Dippy used $297,455 in operations, primarily due to the operating loss of Dippy of $378,873 and an increase in accounts payable and accruals of $107,663. An increase in working capital of $60,350 was primarily due to a $50,000 reduction in restricted cash, a $44,500 decrease in the line of credit, $18,127 increase in inventory, a $107,663 increase in accounts payable and accurals, and a $248,916 decrease in convertible notes payable. Dippy used $7,479 in investing activities to purchase equipment. Dippy generated $300,299 from financing activities, primarily due to additions to convertible notes payable for $295,937, repayment of the line of credit of $44,500 offset by a decrease in restricted cash of $50,000 that was used to repay the line of credit. Dippy has accumulated a deficit of $1,732,647 since inception and has a stockholders' deficit of $741,661 at January 31, 2001.

         Dippy anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales particularly with the addition of the breakfast line, (3) further reductions in overhead and cost of sales. Dippy currently does not have sufficient funds to sustain operations, and to satisfy its obligations for the next 12 months.

         Although the foregoing actions, if successful, are expected to cover Dippy's anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Dippy will be able to raise sufficient cash to meet these cash requirements.

         Management plans to improve its cash flow and operating results by raising additional capital through private placements of stock and by increasing sales to a number of new school districts. Dippy cannot ensure, however, that these plans will be successful.

         The new horizontal form, seal and fill tray-line will be purchased for a price of $166,000. Dippy has $81,322 on deposit, and expects to raise the balance in capital markets. Dippy will deliver and install the machine in the Global Food Management Group's "Global" facility for an estimated cost of $15,000. Global is Dippy's co-packer. The machine will be installed as soon as the independent verification has been executed, which management anticipates to be completed by the end April 2001. It is expected that the new machine will increase overall production efficiency.

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

PAYROLL LIABILITIES

         Dippy owes payroll taxes in the amount of $15,777 including $1,886 in penalties and $799 in interest for the third and fourth quarters of 2000. The Internal Revenue Service has granted the Company an extension through April 27, 2001, to pay the back taxes.

DEFERRED TAX ASSETS

         Dippy has deferred tax assets of approximately $572,000 at January 31, 2001 and $361,000 at April 30, 2000. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.

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

DEBT INSTRUMENTS

         Dippy borrowed $334,465 from the lenders set out in the table below.

Promissory Notes
Payee                             Date                   Principal Sum
------------------------------------------------------------------------
Money Layer Ltd                   February 26, 2000            $100,000
Money Layer Ltd.                  May 18, 2000                   35,000
Money Layer Ltd.                  June 5, 2000                   15,000
Money Layer Ltd.                  June 22, 2000                  60,000
LeafPro Technology, Inc.          August 17, 2000                12,500
LeafPro Technology, Inc.          September 19, 2000             14,965
LeafPro Technology, Inc.          October 2, 2000                20,000
LeafPro Technology, Inc.          November 17, 2000              25,000
Silverado Farms, Inc.             November 24, 2000              25,000
Silverado Farms, Inc.             December 22, 2000               6,000
Silverado Farms, Inc.             January 12, 2001                5,000
Silverado Farms, Inc.             January 24, 2001                8,000
Silverado Farms, Inc.             January 31, 2001                8,000
                                                         ---------------
                                                               $334,465
------------------------------------------------------------------------

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

         On August 4, 2000, Bellevue Investments Ltd. elected to convert $200,000 due on its June 2, 1999 note plus $25,385 of accrued interest into 360,615 shares of Dippy's common stock. Silverado Farms, Inc., on November 21, and December 21, 2000, elected to convert the following notes plus accrued interest into 710,631 shares of the Company's common stock:

       Date               Amount        Accrued Interest             Maturity
     -------------------------------------------------------------------------
     08/20/99          $ 15,000.00         $ 1,904.17                08/20/00
     09/09/99          $ 50,000.00         $ 6,346.99                09/06/00
     10/12/99          $ 50,000.00         $ 6,365.72                10/12/00
     11/08/99          $ 10,000.00         $ 1,273.08                11/08/00
     11/09/99          $ 10,000.00         $ 1,273.09                11/09/00
     11/18/99          $ 10,000.00         $ 1,273.13                11/18/00
     11/19/99          $ 13,380.95         $ 1,703.59                11/19/00
     11/29/99          $ 25,000.00         $ 3,182.26                11/29/00
     12/01/99          $100,000.00         $12,765.76                12/01/00

Accordingly, the Company recorded $544,853 as common stock subscribed as of January 31, 2001. As of March 13, 2001, 360,615 shares of the Company's common stock had been issued to Bellevue Investments Ltd., and 710,631 shares of the Company's common stock had been issued to Silverado Farms, Inc.

INFLATION

         Dippy does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

         This Form 10-QSB - Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate","will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Dippy's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

         Forward-looking statements in this Form 10-QSB include statements regarding (1) expansion into the National School Breakfast and After School Snack programs; (2) an expectation that revenue will increase during fiscal 2001; (3) the purchase, installation and operation of the new processing equipment; (4) a reduction in cost of sales expected in the fourth quarter; (5) an expectation that selling, general and administrative costs will remain fairly static or decrease, with the exception of an expected increase in advertising;
(6) the uncertainty of utilizing deferred tax assets; (7) an increase in depreciation is expected in the fourth quarter; (8) the outcome of pending litigation; and (9) inflation is not expected to have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and Dippy disclaims any duty to update such statements.

         Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, failure to obtain new processing equipment; general economic conditions particularly related to demand for Dippy's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in Dippy's annual report on Form 10-KSB for the 1999 fiscal year, Dippy's quarterly report on Form 10-QSB for the second quarter of 2000 and other SEC filings. Copies of these filings may be obtained by contacting Dippy or the SEC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Dippy is not a party to any pending legal proceedings, and to the best of Dippy's knowledge, none of Dippy's property or assets are the subject of any pending legal proceedings, except for the following:

         (a) Feedback Foundation, Inc.

         A dispute has arisen between Dippy and its former co-packer, Feedback Foundation, Inc., regarding two invoices totaling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. Dippy's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of Dippy, there was no consumption of the defective product. In the opinion of management, the preparation of the ingredients and the production of product are within the scope of the co-packer's control and responsibility. Dippy and Feedback have not been able to reach an amicable agreement. On March 6, 2000, Feedback filed a lawsuit claiming breach of contract, fraud and non-payment of invoices. Feedback is suing for not less than $149,620. Dippy has filed a cross compliant in the amount of $60,000. On December 1, 2000, Feedback contacted Dippy in an effort to settle the matter. An oral agreement has been reached in settling the matter. A written settlement agreement is currently being drafted.

         (b) Al Diamond

         Dippy believes Mr. Diamond failed to perform his obligations under the Settlement Agreement and has taken the position that the Settlement Agreement with Mr. Diamond is null and void. Management has advised Mr. Diamond that no further payments will be forthcoming. Management is awaiting a response from Mr. Diamond.

          (c) Payroll Liabilities

           Dippy owes payroll taxes in the amount of $15,777 including $1,886 in penalties and $799 in interest for the third and fourth quarters of 2000. The Internal Revenue Service has granted the Company an extension through April 27, 2001, to pay the back taxes.

ITEM 2.  CHANGES IN SECURITIES.

         During the third quarter of the fiscal year covered by this report,
(i) Dippy did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Dippy did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the third quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Dippy. Also during this quarter, there are no material dividend payments in arrears.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Dippy's previously filed Form 10-SB and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended January 31, 2001.

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

                                        DIPPY FOODS, INC.


                                        By:  /s/ JON STEVENSON
                                           -------------------------------------

                                        Name:    JON STEVENSON
                                             -----------------------------------
                                        Title:   DIRECTOR AND PRESIDENT
                                              ----------------------------------

                                        Dated:   March 15, 2001
                                              ----------------------------------


                                        By:  /s/ MUNJIT JOHAL
                                           -------------------------------------

                                        Name:    MUNJIT JOHAL
                                             -----------------------------------
                                        Title:   CHIEF FINANCIAL OFFICER
                                              ----------------------------------

                                        Dated:   March 15, 2001
                                              ----------------------------------

                                DIPPY FOODS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                      AS AT

                                             January 31, 2001   April 30, 2000
                                             ----------------   --------------
                                               (Unaudited)
ASSETS

Current Assets
    Cash                                         $        --     $     4,635
    Restricted Cash                                   10,000          60,000
    Accounts Receivable                               15,031           9,280
    Inventory                                         74,521          56,394
    Prepaid Expenses                                   3,098           2,353
                                                 -----------     -----------
          Total Current Assets                       102,650         132,662

Fixed Assets, Net                                     25,513          24,385
Deposits                                             116,398         102,111
                                                 -----------     -----------
           Total Assets                          $   244,561     $   259,158
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Bank Overdraft                                $       827     $        --
   Bank Line of Credit                                    --          44,500
   Accounts Payable                                  199,780         124,508
   Accrued Expenses                                  105,159          72,768
   Convertible Notes Payable                         334,465         583,381
   Current portion of Note Payable                     3,600           3,036
   Current portion of Settlement Payable             328,000         234,000
                                                 -----------     -----------
           Total Current Liabilities                 971,831       1,062,193
Security Deposit, Sublease                             6,314              --
Note Payable to bank, less current portion             8,077          10,606
Settlement Payable, net of current portion                --          94,000
                                                 -----------     -----------
           Total Liabilities                         986,222       1,166,799
                                                 -----------     -----------

Stockholders' Deficit
   Common stock authorized 200,000,000
   shares, at $0.001 par value, 19,579,266
    issued and outstanding                            19,579          19,579
   Additional Paid-in Capital                        426,554         426,554
   Common Stock Subscribed (1,071,246 shares)        544,853              --
   Accumulated Deficit                            (1,732,647)     (1,353,774)
                                                 -----------     -----------
           Total Stockholders' Deficit              (741,661)       (907,641)
                                                 -----------     -----------
Total Liabilities & Stockholders' Deficit        $   244,561     $   259,158
                                                 ===========     ===========

                                DIPPY FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         For the                           For the
                                                    Three Months Ended                Nine Months Ended
                                             --------------------------------- ---------------------------------
                                                        (Unaudited)                       (Unaudited)

                                             January 31, 2000 January 31, 2000 January 31, 2001 January 31, 2000
                                             ---------------- ---------------- ---------------- ----------------
Revenues                                       $     40,380    $    149,856    $     91,817    $    289,703

Cost of Goods Sold                                   33,773          92,259          74,919         208,845
                                               ------------    ------------    ------------    ------------
          Gross Profit                                6,607          57,597          16,898          80,858

Selling, General and Administrative Expenses         97,287         126,572         350,755         350,671
                                               ------------    ------------    ------------    ------------

           Loss from Operations                     (90,680)        (68,975)       (333,857)       (269,813)

Interest Expense                                    (11,626)        (26,982)        (45,016)        (27,224)
                                               ------------    ------------    ------------    ------------

Net Loss for the Period                        $   (102,306)   $    (95,957)   $   (378,873)   $   (297,037)
                                               ============    ============    ============    ============

Basic and Diluted Weighted Average Shares
 Outstanding                                     20,650,512      19,579,266      20,650,512      19,579,266
                                               ------------    ------------    ------------    ------------

Basic and Diluted Loss Per Share                      (0.01)          (0.01)   $      (0.02)   $      (0.02)
                                               ============    ============    ============    ============

                                DIPPY FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED


INCREASE (DECREASE) IN CASH                               January 31, 2001          January 31, 2000
                                                          ----------------          ----------------
                                                             (Unaudited)               (Unaudited)

Cash Flows from Operating Activities
   Net Loss                                                   $(378,873)               $(297,037)

  Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
          Depreciation                                            6,351                    5,442

   Increase (Decrease) from Changes in:
          Accounts Receivables                                   (5,751)                  28,828
          Inventory                                             (18,127)                 (74,810)
          Prepaid Expenses                                         (745)                    (168)
          Deposits                                              (14,287)                 (95,597)
          Accounts Payable and Accruals                         107,663                   42,877
          Due to Related Parties                                     --                  (30,698)
          Security Deposit                                        6,314                       --
                                                              ---------                ---------

Net Cash Used in Operating Activities                          (297,455)                (421,163)
                                                              ---------                ---------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                            (7,479)                  (2,524)
                                                              ---------                ---------

Net Cash Used in Investing Activities                            (7,479)                  (2,524)
                                                              ---------                ---------

Cash Flows from Financing Activities:
     Restricted Cash, Decrease                                   50,000                  (50,000)
     Bank Overdraft                                                 827                   (9,229)
     Line of Credit, Decrease                                   (44,500)                  44,500
     Proceeds from Convertible Notes Payable                    295,937                  483,381
     Principal Payments Long Term Debt                           (1,965)                  (1,806)
     Settlement Payable, Decrease                                    --                  (36,000)
                                                              ---------                ---------

Net Cash Provided by Financing Activities                       300,299                  430,846
                                                              ---------                ---------

Increase (Decrease) in Cash                                      (4,635)                   7,159
Cash, Beginning of Period                                         4,635                       --
                                                              ---------                ---------

Cash, End of Period                                           $      --                $   7,159
                                                              =========                =========
Supplemental disclosure of cash flow information
   Cash paid for:

     Interest                                                 $      --                $      --
                                                              =========                =========

Supplemental disclosure of non-cash investing and financing activites:

During the nine months ended January 31, 2001, convertible
notes payable and accrued interest converted into common
stock subscribed                                              $ 544,853                $      --
                                                              =========                =========


                                DIPPY FOODS INC.,
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  As At January 31, 2001, and January 31, 2000
                                   (UNAUDITED)



NOTE 1 - General Matters

Principles of Consolidation

The accompanying financial statements include accounts of the parent company Dippy Nevada subsequent to September 17, 1998, and the subsidiary Dippy California for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $1,732,647 since inception, a working capital deficit of $869,181 and a stockholders' deficit of $741,661 at January 31, 2001. These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements

The accompanying condensed consolidated balance sheet at January 31, 2001, and the condensed consolidated statements of operations and cash flows for the three and nine months ended January 31, 2001 and 2000, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

                                DIPPY FOODS INC.,
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  As At January 31, 2001, and January 31, 2000
                                   (UNAUDITED)

NOTE 2 - Convertible Notes Payable

Convertible debt consists of $334,465 in notes payable bearing interest at rates between 10% and 12%, payable monthly, unsecured, due at various dates between February 25, 2001 and January 30, 2002, and convertible at the option of the payee into shares of Dippy's common stock at a per share price equal to the average closing price of Dippy's stock from the date of the note to the date of conversion.

As of January 31, 2001, the Company reported $544,853 of common stock subscribed. This was to recognize that (1) Bellevue Investments, Ltd., elected to convert $200,000 in convertible notes payable, and $25,385 of accrued interest into 360,615 shares of the Company's common stock, and (2) Silverado Farms, Inc., elected to convert $283,381 in convertible notes payable and $36,087 of accrued interest into 710,631 shares of the Company's common stock. Subsequent to January 31, 2001, these shares have been issued.

NOTE 3 - Major Customers and Suppliers

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                             Nine Months Ended        Nine Months Ended
        Customer             January 31, 2001         January 31, 2000
        ---------------------------------------------------------------
           A                        0%                     13%
           B                        0%                     12%
           C                        0%                     10%
           D                       13%                      0%
           E                       11%                      0%
           F                       10%                      0%


The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.

                             Nine Months Ended        Nine Months Ended
        Vendor               January 31, 2001         January 31, 2000
        ---------------------------------------------------------------
           A                       13%                     36%
           B                       15%                     20%
           C                       21%                     18%
           D                       38%                      0%

                                DIPPY FOODS INC.,
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  As At January 31, 2001, and January 31, 2000
                                   (UNAUDITED)



NOTE 4 - Related Party Transactions

Dippy has reflected as a fixed asset the financed purchase of a vehicle and as an operating lease, the lease of another vehicle that are not held in Dippy's name. Dippy has agreed with the owner/leaseholder to assume the obligations therewith.

NOTE 5 - Payroll Taxes

Dippy owes payroll taxes in the amount of $15,777 including $1886 in penalties and $799 in interest for the third and fourth quarter of 2000. The Internal Revenue Service has granted the Company an extension through April 27, 2001, to pay the back taxes.