Form 10KSB
period 2001-04-30
DIPPY FOODS INC
filed 2001-08-15
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  [ x ] ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       For the fiscal year ended  April 30, 2001
                                                                  --------------

  [   ]    TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the transition period from                 to
                                            ---------------    -----------------
                                    Commission file number
                                                          ----------------------



                                DIPPY FOODS, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Incorporated in the State of Nevada                                       33-076348
--------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


10554 Progress Way, Unit K, Cypress, California                                      90603
-----------------------------------------------                                      -----
   (Address of principal executive offices)                                        (Zip Code)



Issuer's telephone number  (714) 816-0150
                           --------------


Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED

                None                                  N/A
       -------------------------           ------------------------

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock - $0.001 par value
               -------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.          $ 100,152

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 2 OF 19

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,115,500 AS OF AUGUST 10, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     CLASS                   OUTSTANDING AT JULY 31, 2001
                     -----                   ----------------------------

       Common Stock - $0.001 par value               29,734,004

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

This Annual Report on Form 10-KSB for the year ended April 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the development and market acceptance of products, the ability to secure additional sources of financing, the ability to reduce operating expenses, acquisition of processing equipment to reduce cost of sales, and other factors described in the Company's filing with the Securities and Exchange Commission. The results that the Company achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Annual Report on Form 10KSB for the fiscal year ended April 30, 2001, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 6.  DESCRIPTION OF BUSINESS.

(A)      BUSINESS DEVELOPMENT

Dippy Foods, Inc., a Nevada corporation,(the "Issuer") was originally incorporated as Sweetbrier Corporation under the laws of Nevada on February 23, 1998, for the purpose of developing mineral properties. Sweetbrier abandoned its mining claims and changed its name to Dippy Foods, Inc. on September 17, 1998, upon entering into an agreement to acquire all of the outstanding shares of Dippy Foods, Inc., a California corporation in the business of developing, processing and distributing packaged dipping foods for snacks, school lunch programs, and disaster relief programs ("DIPPY CA"). Dippy CA was incorporated under the laws of California on May 30, 1997, and began its operations in January 1998. Dippy CA is a wholly owned subsidiary of the Issuer. The Issuer and Dippy CA together are referred to as the "COMPANY" in this Form 10-KSB.

On May 25, 2001, the Issuer entered into a Stock Purchase and Share Exchange Agreement with Americas Favorite Food Corp., a California corporation (AFFC) and all of its shareholders to acquire all of the outstanding shares of AFFC (See
Exhibit 6.17 - Stock Purchase and Share Exchange Agreement). AFFC is a California based food services Company that owns Korean distribution rights to numerous US branded foods products. The Issuer acquired all the outstanding shares of AFFC in exchange for 8,000,000 restricted shares of the Issuer to be distributed to the shareholders of AFFC over a two-year period. AFFC is a wholly owned subsidiary of the Issuer.

In connection with the acquisition of AFFC, the Issuer formed an Advisory Board comprised of all seven of the AFFC shareholders, except Ira Hermann who was elected to the Issuer's Board (See Item 8 (a) Directors, Officers, and Significant Employees). According to the terms of the Stock Purchase and Share Exchange Agreement, the Advisory Board shall advise the Issuer's Board of Directors with respect to, among other things, (i) development of new business,
(ii) cultivation of domestic and international business opportunities, and (iii) development of strategic plans including manufacturing opportunities. Additionally, the Advisory Board Members shall use their business contacts, whenever appropriate and as the opportunity arises to assist the Company in forming strategic alliances and procuring sales and other business opportunities. The Advisory Board Members, individually or collectively, do not possess any voting power with respect to the Issuer's Board of Directors and do not possess the power to act on behalf of or otherwise bind the Company in any way. The Board of Directors of the Issuer may, in its sole discretion, accept or reject any recommendations made by the Advisory Board.

Each shareholder of AFFC received 1,000,000 shares of the Issuer's Rule 144 Restricted common stock, 666,667 of which were pledged to the Issuer by each AFFC shareholder, and 333,334 of which were issued to each AFFC shareholder free and

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 4 OF 19

clear of all encumbrances at the closing of the acquisition. The pledged shares will be held by the Issuer as security against each AFFC shareholder's obligation to fulfill his duties as an Advisory Board Member, or otherwise as an officer or director of the Issuer, for a period of two years. The Issuer will return the pledged shares to each AFFC shareholder in two equal installments, subject to satisfaction of the advisory obligation. Until or unless the Issuer has cause to take permanent possession of the pledged shares, each AFFC shareholder is entitled to exercise any and all voting and other consensual rights pertaining to the pledged shares.

Neither the Issuer, Dippy CA nor AFFC have been involved in any bankruptcy, receivership or similar proceedings, have undergone any material reclassification, merger or consolidation, or have purchased or sold any significant assets not in the ordinary course of its business other than as described in this Form 10-KSB.

As of April 30, 2001, the Company had $ 77 in cash, and a working capital deficit of $780,658. During the year ended April 30, 2001, cash decreased by $4,558 and the Company used $259,358 in operations, primarily due to the operating loss of the Company of $480,465 and a decrease in working capital deficit of $148,873. This decrease in working capital was primarily due to changes in maturity of convertible debt and a settlement of a payable. The Company used $8,679 in investing activities, primarily due to the purchase of equipment. The Company generated $263,479 in financing activities, primarily due to net proceeds from issuance of notes payable, an increase in the line of credit and repayment of related party loans. However, the Company has accumulated a deficit of $1,834,239 since inception and has a stockholders' deficit of $646,982 at April 30, 2001. Based on these factors, among others, the Company's independent certified public accountants included an uncertainty paragraph in their report indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales with the addition of the breakfast line, (3) introduction of the new product line consisting of bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry blueberry), focacia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), and (4) further reductions in overhead and cost of sales.

Although the foregoing actions are expected to cover the Companies anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that the Company will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve its cash flow and operating results by raising additional capital through private placements of stock and by increasing sales to new school districts, the military market, and developing a new retail strategy with the new product line. The Company cannot ensure, however, that these plans will be successful.


(B)      BUSINESS OF THE COMPANY

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

The Company develops and produces packaged, nutritious, single-serving meals and sells them to institutional food-service providers, specifically schools. The meals are packaged in single-serving, heat-sealed, recyclable trays with colored labels listing the flavor and nutritional information. All meals are shelf-stable for sixty days and require no freezing, refrigeration, heating or preparation, and can be eaten without utensils. The products are known as Dippers.

The Company has four Dippers meals--one nacho meal containing corn chips, salsa and cheese sauce; and three fruit flavored meals containing cinnamon and sugar corn chips, peanut butter, and a specially blended fruit sauce. See Table 1 below for a list of these products.

In April 2001, the Company introduced its new line of breakfast fastbreaks(TM) meals for sale to the school market. The breakfast fastbreaks(TM) contains a breakfast muffin (two different flavors) and cereal (four different flavors) for a variety of eight choices. The Company designed two meals to meet the requirements for correctional facilities. The first meal will contain a peanut butter and jelly spread, 1/2 cup of cereal, 3 slices of bread, and a spoon. The second meal contains a nutrition bar, 2 hard-boiled eggs, 1 cup of cereal, and a spoon. The Company has not been able to penetrate the correctional facilities market, however, continues to meet with brokers and distributors for the correctional facilities market. See "Other Markets" and "Status of Publicly Announced New Product or Service" below for more information.

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 5 OF 19

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

Table 1.

Minimum Requirements - Lunch Program Grades 4 - 12


------------------------------------------------------------------------------------------------------------
                  Food Buying          Pineapple        Cherry             Blueberry
Food Item         Guide*               Dive             Rapids             Surf             Santa Fe Nachos
------------------------------------------------------------------------------------------------------------
                                       3 breads per     3 breads per       3 breads per     3 breads per
Bread             15 servings/ week    serving          serving            serving          serving
Protein/Meat,
Meat Alt.         2 oz./day            2 oz             2 oz               2 oz             2 oz
Fruit and
Vegetables        3/4 cup/day          3/8 cup          3/8 cup            3/8 cup          3/8 cup
Dairy+            1/2 pint/day         0                0                  0                0
------------------------------------------------------------------------------------------------------------
*These values are from the U.S. Department of Agriculture's Food Buying Guide for Child Nutrition Programs.
+The schools will provide the dairy minimum requirement.



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

During 2001 the Company introduced several new products as a result of its acquisition of AFFC. The new line of products includes bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry blueberry), focaccia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese). For the school lunch program, the sandwiches must be made pursuant to the Food Buying Guide for Child Nutrition Programs as specified in Table 1above. ( See "Status of Publicly Announced New Product or Service" under this same item below for more information).

The Company purchases the separate ingredients for the production of its dippers from a variety of different suppliers. The ingredients (fruit blends, peanut butter, chips, salsa and cheese sauce) and packaging supplies (trays, film, labels, boxes and dividers) are delivered to the co-packer. The co-packer packs the meals pursuant to the Food Buying Guide for Child Nutrition Programs. The co-packer packages and boxes the meals (40 meals per case for Lunches and 50 meals for Breakfasts, 16 cases per pallet) and shrink-wraps the pallets for delivery. The Company sends the co-packer packing slips that identify each pallet and order and a bill of lading to be signed by whoever picks up the order. The Company buys the ingredients and supplies. The co-packer maintains the inventory. The Company and the co-packer count inventory at each month end. See "Sources, Raw Materials and Principal Suppliers" for more information.

Co-packers prepare the Company's new product lines, consisting primarily of sandwiches, bagel breakfast sandwiches, bagels, bagel sandwiches, scones, and focacia breads. The co-packers are responsible for acquiring the separate ingredients (meats, eggs, cheeses, breads and accoutrements) and packaging supplies (trays, film, boxes, and dividers). The co-packers make the sandwiches according to customer specifications. For the school lunch program, the sandwiches must be made pursuant to the Food Buying Guide for Child Nutrition Programs. For the military the sandwiches will be made according to specifications depending on the needs and requirements of the branch of the military acquiring the sandwiches. Each branch of the military has its own guidelines and product specifications that must be adhered to in this market. For the retail market the sandwiches are made to compete in the market place with the nutritional being disclosed. The co-packer packages and boxes the sandwiches (72 case count for sandwiches, 48 case count for bagel sandwich, and 100 case count for bagels) and shrink-wraps the pallets for delivery. The Company sends the co-packer a purchase order. The co-packer sends the Company the bill of lading acknowledging that the product was picked-up and signed for by the customer. Distributors pick up the product.

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 6 OF 19

DISTRIBUTION METHODS

The Company has an oral distribution agreement with U.S. Foodservice to distribute Dippers. Either party can terminate this agreement at any time. U.S. Foodservice is a major national food distribution company, with sales of approximately $6 billion per year. U.S. Foodservice has granted the Company slotting status in its warehouses and stocks the Company's products at its La Mirada branch near Los Angeles. Slotting (obtaining space on warehouse racks) is a significant milestone for a food manufacturer, which can take years to obtain. The working agreement includes the following provisions:

o The Company's sales representative attends monthly U.S. Foodservice local area sales meetings to generate leads from U.S. Foodservice's agents and to train the agents in the Company's products. This process began in December 1998, in Southern California and will continue through 2000 for the remainder of California.

o The Company will charge U.S. Foodservice $0.85 for the fruit meals and $1.05 for the nachos delivered. U.S. Foodservice will charge schools a minimum price equal to the Company's price to U.S. Foodservice plus 8%. The Company's payment terms are 1% 10 net 30 to U.S. Foodservice. These arrangements apply to smaller orders, subject to minimum delivery policies. The price for products delivered on large orders varies depending on the services rendered and the volume ordered.

o U.S. Foodservice's sales representative will maintain ongoing service relationships with Foodservice's directors.

o U.S. Foodservice will pursue other markets, such as hotels, the military, amusement parks, child care facilities, retail delicatessens and similar institutions.

U.S. Foodservice has begun to sell and distribute the Company's new products.

The Company distributes through ASR Food Service Distributors, Joseph Webb (a wholly owned subsidiary of US Foodservice), Goldstar, Pinco, and Leabo, all of whom specialize in food distribution to schools in Southern, Central, and Northern California. In the school markets, smaller distributors represent a larger percentage of the industry. These distribution arrangements are important as major distributors such as U.S. Foodservice generally focus on the largest customers. Additional arrangements with smaller regional firms will enable the Company to cover the entire spectrum of the school system. The Company will deal with distributors as its customers prefer or require.

The customers choose their distributors and advise the Company of their choice. The Company then arranges the shipment. The percentage shipped through each distributor varies each month depending on how often each school district serves Dippers on its menu. Table 2 sets out the percentages of product shipped through each distributor for the twelve months ended April 30, 2001.


  Table 2.
  Percentages Shipped
  ------------------------------------------------
  Distributor                      Percentage
  ------------------------------------------------
  ------------------------------------------------

  ASR                                  37
  Self                                  4
  Pinco                                 8
  Gold Star                            38

  Joseph Webb                           9
  Leabo's                               4

                                   ---------------
  Total                               100
  ------------------------------------------------

The Company recommends that its customers use distributors, but will handle the distribution of some smaller orders by having the Company's co-packer ship the orders directly to the customer. The Company bills these shipping costs to the customer.

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 7 OF 19

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

The acquisition of AFFC during 2001 has resulted in the Company publicly introducing new products. The new line of products include bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry blueberry), focacia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese).

The Company has developed three new products for the After School Snack Program,
(1) animal crackers and fruit dip, (2) chips and salsa (no cheese), (3) peanut butter and graham crackers. See "Effect of Governmental Regulations on the Company's Business" for more information on these programs. The Company will not accept purchase orders for the After School Snack Program until the packaging is complete. The Company has successfully completed its research and development, taste test, and customer acceptance. The Company expects to begin production of the after school snack meals in January 2002.

EXPENDITURES ON RESEARCH AND DEVELOPMENT DURING THE LAST TWO FISCAL YEARS

The Company spent approximately $2,387 and $10,078 on research and development in the fiscal years ended April 30, 2001 and 2000, respectively.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

The Company has a total of four full-time employees.

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

         "It is declared to be the policy of Congress, as a measure of national security, to safeguard the health and well-being of the Nation's children and to encourage the domestic consumption of nutritious agricultural commodities and other food, by assisting the States, through grants-in-aid and other means, in providing an adequate supply of food and other facilities for the establishment, maintenance, operation and expansion of nonprofit school lunch programs."

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

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 8 OF 19

In order to qualify for reimbursement under either program, all lunches offered by participating schools and served to children two and older must meet the minimum nutrition standards with respect to the appropriate level of calories and nutrients as provided in the Code of Federal Regulations. The requirements and recommendations are designed so that the nutrients of the lunch, averaged over a period of time, approximate one-third of the Recommended Dietary Allowance for children.

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

The After School Snack Program is a new program under which schools offer an after school snack in accordance with the Code of Federal Regulations. This program has been available for quite some time but not until September 1999 did the federal government begin promoting this program and have approved $3 billion of funding for this program. The snack to be offered under the program must meet two out of the four food groups as set out in the Food Buying Guide. For every student who participates in this program the school receives a $0.52 reimbursement. The Company's products offered in this program will have the same 60-day shelf life, but will be produced at a reduced cost as a result of less product being put into the snack as compared to the products in the School Breakfast Program and the National School Lunch Program.

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

DIPPY FOODS, INC.                   FORM 10-KSB                     PAGE 9 OF 19

With the exception of Hunt-Wesson, the Company has no written agreements or licensing agreements with any of its suppliers. The Company is currently on a normal industry standard 30-day account.

On October 13, 2000, the Issuer entered into a month-to-month co-packing arrangement with Global Food Management Group, LLC ("GLOBAL") for the packaging of the Company's Dippers products. A 30 day notice by either party is required to terminate the arrangement. The original agreement expired on September 1, 2000. The Company intends to continue to furnish Global with all of the equipment, raw materials and supplies to pack its Dippers products. Under the terms of the month-to-month arrangement, the Company will pay Global $2,000.00 per month plus labor costs to produce the Dippers products. The Company uses an automatic tray heat sealer to seal its products. The assembly process requires 10 people and produces 20 units per minute. As a result, the cost of labor averages $0.16 per unit. See Exhibit 6.5 - Co-Packing Agreement and Exhibit 6.6
- Amendment to Co-Packing Agreement for further details.

The Company is using two different co-packers to produce its new line of products. These co-packers are producing product on a job-to-job basis. The product is produced on a cost per case basis. The cost per case will vary depending on the product and ingredients used. It is the Company's intent to enter into long-term arrangements with both co-packers. The production of the new food lines will not require the Company to obtain any type of specialty equipment. (See Item 6 (b) Principal Products or Services for more information).

The Company's new product line has allowed it to expand the products it offers to its existing customers, primarily the school food market, and opened opportunities in new markets such as the military. With the new and expanded product line, the Company is not solely dependent upon the dipper product line. The dippers are a unique, creative, and specialized product the Company will continue to promote, produce, and market in the school food market. The Company is re-evaluating the production process of its dipper product line.

The Company has been attempting to complete the purchase of a custom-built horizontal form fill and seal tray line machine which would require no more than 5 persons to operate it and would produce 80 units per minute or approximately
1.5 million units a month, assuming a 16-hour production day. According to the manufacturer, after certain delays, the machine has been completed. The manufacturer was to deliver the machine 90 days after the Company made the down payment. Upon testing the finished machine, the machine failed to perform to the Company's satisfaction in conformity with its specifications. In addition, the Company has been unable to obtain favorable financing to complete the purchase of the machine, and, as a result, the manufacturer is presently unwilling to make additional corrections to conform the machine to the Company's specifications. The manufacturer has advised the Company of its intent to sell the machine. The Company has demanded that the manufacturer return the Company's deposit. The Company is waiting to hear from the manufacturer.

The Company has submitted its application to the California Department of Education requesting approval as a Donated Food Processor for the 2001-2002 school year. This will enable the Company to participate in the U.S. Department of Agriculture's Commodity School Program, which donates agricultural commodities to schools participating in the National School Lunch Program. See "Effect of Governmental Regulations on the Company" for more information on the National School Lunch Program.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company had three major customers in the fiscal year ended April 30, 2001. These were the Oxnard Unified School District, Azuza Unified School District, and Community Preparatory Schools Summer Lunch Program, which generated 14.8%, 10.6% and 9.6% of the Company's sales revenue respectively, for a total of 35.4%, similar to three major customers in he prior period. These were Azuza Unified School District, Bakersfield City Schools and Covina Unified School District, which generated 34.5% of the Company's sales revenue. The Company has sold its product to more than 55 customers and is increasing this number and lessening its dependence on a few major customers. While the addition of new product lines will further lessen dependence on a few major customers, the loss of these major clients could have a materially adverse affect on the Company's business and results of operations.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 10 OF 19

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

Table 3.
Minimum Quantities under Licence
--------------------------------------------------------
Calendar year       Fruit             Peanut butter
--------------------------------------------------------
1999                400,000 lbs       200,000 lbs
2000                600,000 lbs       400,000 lbs
2001                800,000 lbs       500,000 lbs
--------------------------------------------------------

The minimum annual quantity for fruit filling and peanut butter increases 10% over the previous year in each calendar year after 2001.

If the Company fails to purchase the minimum quantities specified by the licensing agreement then ConAgra / Hunt-Wesson could terminate the licensing agreement and not permit the Company to use their logos on its products. The Company has not purchased the minimum quantities specified by the licensing agreement for 1999, 2000, and 2001. The Company orders only what is required to fill its orders and maintain a small inventory of finished product. To date Con Agra / Hunt-Wesson has not terminated the licensing agreement. However, even though the Company has not fulfilled its obligations under the licensing agreement, Con Agra / Hunt Wesson will continue to sell the necessary fruit filling and the peanut butter to the Company. The Company has an outstanding balance of $6,072 due. See "Results of Operations - Cost of Goods" for more information.

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

The Company has no other copyrights; patents or trade marks and is not a party to any other licence or franchise agreements, concessions, or royalty agreements.

ITEM 7.  DESCRIPTION OF PROPERTY.

KNOLLWOOD PROPERTY

The Company sub-let its warehouse at 1161 Knollwood Circle, Anaheim, California, from August 1, 2000, to the end of the lease. The Company moved its administrative office to 10554 Progress Way, Unit K, Cypress, California. The Knollwood property consists of a concrete tilt-up building of approximately 10,524 square feet located in a light industrial area. The rent is $5,893 per month and escalates annually to $5,999 in the final year. The sub-tenant pays $6,314 per month to the end of the lease, all of which the Company pays to its landlord under its lease agreement. The lease and the sub-lease expire on December 31, 2001.

CYPRESS PROPERTY

The Company leases office space at 10554 Progress Way, Unit K, Cypress, California. The Cypress property is approximately 1,360 square foot portion of a larger multi-tenant business park. The rent is $1,101.60 per month and escalates annually to $1,183.20 in the final year. The lease expires on September 30, 2003.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 11 OF 19

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Jon Stevenson, Munjit Johal, and Ira Hermann are the directors of the Issuer. Jon Stevenson and Erin Stevenson are the directors of Dippy CA. Jon Stevenson, Munjit Johal, and Ira Hermann are the directors of AFFC. The Company's management and development teams are listed in Table 4.

Table 4.

Officers

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Office
                      --------------------------------------------------------------------------------------------------------------
  Officers                   The Issuer                               Dippy, CA                            AFFC
------------------------------------------------------------------------------------------------------------------------------------
Jon Stevenson         CEO, President, Chairman                 CEO, President, Chairman           CEO, President, Chairman

Munjit Johal          Chief Financial Officer, Treasurer,      Chief Financial Officer            Chief Financial Officer, Treasurer
                      Corporate Secretary                                                         Corporate Secretary

Erin Stevenson                                                 Corporate Secretary, Executive VP
                                                               Director of Trade Shows

Ira Hermann           Executive Vice President, COO                                               Executive Vice President, COO

------------------------------------------------------------------------------------------------------------------------------------



A director holds office until (i) the next annual meeting of the stockholders,
(ii) his successor is elected and qualified, (iii) he resigns, or (iv) is otherwise duly removed from office.

Jon Stevenson, 39, has been with the Company since its inception. He is involved in all aspects of product development and packaging. His responsibilities include direct sales, sales development, public relations and developing the marketing program for the Company. He is also responsible for the training program developed for the distributors' representatives and the sales broker representatives contracted to the Company.

Mr. Stevenson has been in the food service industry for more than sixteen years. He was formerly employed by Rykoff and U.S. Foodservice , one of the largest broadline distribution companies in the world. Jon left U.S. Foodservice in November 1997, to focus his full energies on Dippy CA.

Munjit Johal, 46, has been with the Company since September 1998, and is responsible for all aspects of the Company's financial management. He has a Master of Business Administration degree from the University of San Francisco and a Bachelor of Arts degree from the University of California, Los Angeles. Mr. Johal was the chief financial officer of Bengal Recycling, Inc., a California corporation, from February, 1996, to July, 1997; an executive vice president and compliance officer and an asset manager for Pacific Heritage Bank in Torrance, California, from 1990 to 1995; a vice president and compliance and consulting associate for banks in Glendale and Newport Beach, California; and an analytical manager and financial analyst for Federal Home Loan Bank of San Francisco from 1981 to 1987.

Ira Hermann, 54, has been with the Company since May 25, 2001, and oversees all aspects of the Company's product line being produced. He interfaces with the co-packers and is responsible for the procurement of ingredients and maintaining inventory of raw and finished products. He has a Master of Science and a Bachelor of Science degree in Food Technology and Microbiology from Ohio State University. Mr. Hermann was the vice president of west coast operations/technical services for Silverado Foods, Inc, Tulsa, Oklahoma, from 1996 to 2000; vice president of operations for Appletree Companies, Miami, Florida, from 1991-1996.

Erin Stevenson, 37, has been with the Company since inception. She worked in sales and marketing with major retail stores for ten years from 1982 to 1992, as a manager or owner of small retailers from 1992 to 1994, and as a self-employed massage therapist from 1994 to 1997. She is responsible for show selections and product sales and participates in designing the customer service program for the Company.

(B)      IDENTIFY SIGNIFICANT EMPLOYEES

Other than described in Item 8 (a) no other employees are expected to make significant contributions to the business of the Company.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 12 OF 19

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

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

The Company's remuneration of Directors and Officers for the past fiscal year is listed in Table 5.

Table 5.
------------------------------------------------------------
Name and capacity                    Aggregate remuneration
------------------------------------------------------------
Jon Stevenson, President, CEO        $48,000
------------------------------------------------------------

The Company entered into employment agreements with Jon Stevenson, Munjit Johal, and Erin Stevenson effective May 2, 2001. See Exhibits 6.21, 6.22 and 6.23 for more information. Mr. Stevenson's agreement provides (i) annual base salary of $48,000 which may be paid in cash or with shares of the Issuer's common stock, at officer's election; (ii) the receipt of 500,000 shares of the Issuer's common stock each year the Company increases gross sales by at least 20%; (iii) option to purchase 1,000,000 shares of the Issuer's common stock and (iv) a bonus based on performance and goals mutually determined. Mr. Johal's agreement provides (i) annual base salary of $36,000 which may be paid in cash or with shares of the Issuer's common stock, at officer's election; (ii) receipt of 250,000 shares of the Issuer's common stock as inducement to continue with the Company; (iii) option to purchase 500,000 shares of the Issuer's common stock; and (iv) a bonus based on performance and goals. Ms. Stevenson's agreement provides (i) annual base salary of $41,200 which may be paid in cash or with shares of the Issuer's common stock, at officer's election; (ii) receipt of 250,000 shares of the Issuer's common stock as inducement to continue with the Company; (iii) option to purchase 500,000 shares of the Issuer's common stock; and (iv) a bonus based on performance standards and goals mutually determined.

The employment agreements provide that if the officer's employment is terminated before the expiration of the term, and such termination is attributable to (i) a change in control, (ii) a termination by executive for good reason, or (iii) the Company's election to terminate, then the Company will pay to the officer, in a lump sum and without discount to present value, (1) an amount equal to the annual salary due to the officer for the balance of the term, but in no event will such amount total less than an amount equal to two years of salary, and (2) any declared but unpaid annual bonus, or if not declared, the officer's average annual bonus earned for the two prior fiscal years.

The Issuer has not yet issued Mr. Johal and Ms. Stevenson their respective 250,000 shares of common stock. The options to be granted to Mr. Stevenson, Mr. Johal and Ms. Stevenson will vest in equal increments for a period of four years. Each option shall expire ten (10) years from the effective date. The exercise price for each share of common stock is $0.15. While these officers have been granted the right to receive the above-mentioned options, the Company's stock option plan has not yet been formally adopted.

The Company has no arrangements with any of its directors to compensate them for their services as directors.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 13 OF 19

ITEM 10.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

Table 6
Security Ownership of Management and Certain Securityholders


-------------------------------------------------------------------------------------------------------------
              (1)                             (2)                            (3)                    (4)
                                                                     Number and Nature of         Percent
        Title of Class             Name and Address of Owner         Beneficial Ownership        of Class*
-------------------------------------------------------------------------------------------------------------
Common Stock                     Jon Stevenson                            3,810,000                12.81
                                 379 Newport Avenue #9
                                 Long Beach, California 90814
Common Stock                     Munjit Johal                                 0                    0.00
                                 42 Rockwood
                                 Irvine, California 92614
Common stock                     Erin Stevenson                               0                    0.00
                                 1948 Lave Avenue
                                 Long Beach, California 90815
Common Stock                     Ira Hermann                             1,000,000**               3.36
                                 3412 East Barrington
                                 Orange, California 92069
Common Stock                     All Directors and Officers               4,810,000              16.17***
                                 as a Group
-------------------------------------------------------------------------------------------------------------



*The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations.
**Received 333,333 shares free and clear of all encumbrances at closing of AFFC acquisition. The remaining 666,667 are held in pledge to the Issuer to be distributed in two equal installments over two years, pending satisfaction of certain conditions. Until or unless the Issuer has cause to take permanent possession of the pledged shares, Mr. Hermann is entitled to exercise any and all voting and other consensual rights pertaining to the pledged shares.
*** Represents percentage of 29,734,004 shares outstanding at July 31, 2001.

NON-VOTING SECURITIES

The Issuer has not issued any non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

Since Issuer's incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. The Company has entered into employment agreements, providing stock options, with three of its officers. While certain officers have been granted the right to receive options, the stock option plan has not yet been finalized and no stock options have been granted.

ITEM 11.   INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

(A)      RELATIONSHIPS WITH INSIDERS

One of the Issuer's stockholders immediate family is a member of the Company's outside legal firm. The Company incurred legal fees to that law firm totaling $66,544 during fiscal 2000 and 2001. In April 2000, the law firm elected to convert $71,788 of accrued amounts due from the Company into 478,585 shares of the Company's stock.

During the last fiscal year the Issuer incurred $72,485 of convertible debt from a firm owned by a family member of the Company's Chief Financial Officer and $162,000 of convertible debt from current stockholders. The convertible debt bears interest at 10% to 12%, payable monthly, is unsecured, due at various dates between May 2001 and January 2002, and is convertible at the option of the payee into shares of the Issuer's common stock at a per share price equal to the average closing price of the Issuer's stock from the date of the note to the date of conversion.


(B)     TRANSACTIONS WITH PROMOTERS

Mr. Jon Stevenson is the only promoter of the Company. Mr. Stevenson has not received anything of value from the Company nor is he entitled to receive anything of value from the Company for services provided as a promoter of the Company.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 14 OF 19

                                     PART II

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

(A)      MARKET INFORMATION

The Issuer's common stock has been quoted on the NASD OTC Bulletin Board since October 1999, under the symbol "DPPI". Table 7 gives the high and low bid information for each fiscal quarter since the Issuer's common stock has been quoted. The bid information was obtained from mytrack.com, and StockWatch.com, the Internet site of Track Data Corporation, and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

-----------------------------------------------------------------------------
           Table 7.
           High & Low Bids
          -------------------------------------------------------------------
           Period ended          High          Low         Source
          -------------------------------------------------------------------




          31 October 1999        0.68          0.26        StockWatch.com
          31 January 2000        1.22          0.44        StockWatch.com
          30 April 2000          1.07          0.44        StockWatch.com
          30 July 2000           0.62          0.45        StockWatch.com
          31 October 2000        0.30          0.16        Nasdaq.com
          31 January 2001        0.40          0.07        Nasdaq.com
          30 April 2001          0.22          0.15        Nasdaq.com
          31 July 2001           0.135         0.12        Nasdaq.com
          10 August 2001         0.135         0.125       Nasdaq.com
          -------------------------------------------------------------------

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

FEEDBACK FOUNDATION, INC.

A dispute has arisen between the Company and its former co-packer, Feedback Foundation, Inc., regarding two invoices totaling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. The Company's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of the Company, there was no consumption of the defective product. In the opinion of management, the preparation of the ingredients and the production of product is within the scope of the co-packer's control and responsibility. On March 16, 2001, the Company reached a settlement agreement with Feedback at no financial cost to the Company. As a result, the Company reversed $48,562 of accrued expenses related to this litigation.

AL DIAMOND

The Company believes Mr. Diamond failed to perform his obligations under the Settlement and has taken the position that the Settlement Agreement with Mr. Diamond is null and void. Management has advised Mr. Diamond that no further payments will be forthcoming. Management is awaiting a response from Mr. Diamond.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 15 OF 19

SOCOPAC, INC.

On April 19, 2001, SOCOPAC filed a lawsuit for non-payment of the remaining balance of two invoices totaling $23,770.75. The outstanding balance is $11,885.38. The invoices are for the acquisition of roll stock. The Company paid a 50% down payment and took delivery of half the stock. The remaining stock is warehoused at SOCOPAC. Management believes that it will be able to amicably resolve the matter.

PAYROLL LIABILITIES

Dippy owes payroll taxes in the amount of $9,264 including $712 in penalties and $81 in interest for the first and second quarter of 2001. The Internal Revenue Service has granted the Company an extension through August 31, 2001, to pay the back taxes.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company is not aware of any failures to file a required Form during the period covered by this report. All reports were filed with the SEC on a timely basis, except for Jon Stevenson's filing of Form 5 (Annual Statement of Changes in Beneficial Ownership and Ira Hermann's filing of Form 3 (Initial Statement of Beneficial Ownership of Securities).

ITEM 6.  REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed by the Company during the quarter ended April 30, 2001.

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

This Annual Report on Form 10-KSB for the year ended April 30, 2001contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the development and market acceptance of products, the ability to secure additional sources of financing, the ability to reduce operating expenses, acquisition of processing equipment to reduce cost of sales, and other factors described in the Company's filing with the Securities and Exchange Commission. The results that the Company achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10KSB for the fiscal year ended April 30, 2001, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF DIPPY FOODS, INC. SHOULD BE READ IN CONJUNCTION WITH DIPPY FOODS CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 16 OF 19

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

The acquisition of AFFC during 2001 has resulted in the Company publicly introducing new products. The new line of products include bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry blueberry), focacia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese).

The Company has developed three new products for the After School Snack Program,
(1) animal crackers and fruit dip, (2) chips and salsa (no cheese), (3) peanut butter and graham crackers. See "Effect of Governmental Regulations on the Company's Business" for more information on these programs. The Company will not accept purchase orders for the After School Snack Program until the packaging is complete. The Company has successfully completed its research and development, taste test, and customer acceptance. The Company expects to begin production of the after school snack meals in January 2002.

The Company has four full-time employees.

Dippy has incurred significant losses since inception, and as of April 30, 2001 had accumulated net losses of $ 1,814,239. Included in this accumulated deficit is $472,000 in non-cash expenses related to the recording the fair value of a director's uncompensated services of $100,000 and a $372,000 settlement payable to a former director.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2001 AND 2000


Table 8.
Actual Results For Fiscal 2001 Compared to Fiscal 2000

--------------------------------------------------------------------------------
                                           Fiscal 2001   Fiscal 2000  Percentage
                                                $             $         change
--------------------------------------------------------------------------------
Revenues                                        100,152      320,581     (69) %
Costs of goods sold                              83,651      247,239     (66)
Gross Profit                                     16,501       73,342     (77)
Selling, general, & administrative expenses     482,171      503,455      (9)
Interest expense                                 64,524       49,129      31
Net loss                                      (480,465)    (479,242)      (4)
--------------------------------------------------------------------------------

REVENUES

Revenue decreased $220,429 69% from $320,581 in fiscal 2000 to $100,152 fiscal 2001 primarily due to (1) the school food service industry underwent a major re-evaluation of the use of peanut butter which resulted in several district discontinuing peanut butter products, (2) the Company was not able to complete the acquisition of the form, fill, and seal machine, and (3) the temporary equipment was not able to meet capacity.

Revenue is expected to increase during fiscal 2002 due to the production of the new breakfast line and the introduction of the new product line resulting from the acquisition of AFFC. The Company's new product line will allowed it to expand the products it offers to its existing customers, primarily the school food market, and opened opportunities in new markets such as the military. With the new and expanded product line, the Company is not solely dependent upon the dipper product line. The dippers are a unique, creative, and specialized product the Company will continue to promote, produce, and market in the school food market. The Company is re-evaluating the production process of its dipper product line.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 17 OF 19

COST OF SALES

Cost of sales decreased $ 163,588 or 66% from $247,239 in fiscal 2000 to $83,651 in fiscal 2001. As a percent of revenue, the gross margin decreased from 23% in fiscal 2000 to 16% in fiscal 2001. These changes were primarily due to the decrease in sales, which required the purchase of fewer ingredients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased in fiscal 2001 from fiscal 2000 by $21,284 due primarily to a decrease in rent of $24,290, and legal fees of $26,840. With the exception of an increase in advertising expense for the launch of the new product line, the Company believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

DEFERRED TAX ASSETS

The Company has deferred tax assets of approximately $555,000 at April 30, 2001, and $361,000 at April 30, 2000. Management has established a valuation allowance equal to the full amount of the deferred tax assets because the Company's ability to use these losses is uncertain.

The net operating losses incurred by Dippy CA before the reverse merger on September 17, 1998, are limited annually due to the change of ownership (as defined in Section 382 of the Internal Revenue Code) that resulted from the reverse merger.

The Issuer's unused annual limitations may be carried over to future years until the net operating losses expire.

INTEREST EXPENSE

Interest expense increased from fiscal 2000 to fiscal 2001 by $15,395 or 31% due primarily to interest accrued on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, the Company had $ 77 in cash, and a working capital deficit of $780,658. During the year ended April 30, 2001, cash decreased by $4,558 and the Company used $259,358 in operations, primarily due to the operating loss of the Company of $480,465 and a decrease in working capital deficit of $148,873. This decrease in working capital was primarily due to changes in maturity of convertible debt and a settlement of a payable. The Company used $8,679 in investing activities, primarily due to the purchase of equipment. The Company generated $263,479 in financing activities, primarily due to net proceeds from issuance of notes payable, an increase in the line of credit and repayment of related party loans. However, the Company has accumulated a deficit of $1,834,239 since inception and has a stockholders' deficit of $646,982 at April 30,2001. Based on these factors, among others, the Company's independent certified public accountants included an uncertainty paragraph in their report indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales with the addition of the breakfast line, (3) introduction of the new product line consisting of bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry blueberry), focacia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), and (4) further reductions in overhead and cost of sales.

Although the foregoing actions are expected to cover the Companies anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that the Company will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve its cash flow and operating results by raising additional capital through private placements of stock and by increasing sales to new school districts, the military market, and developing a new retail strategy with the new product line. The Company cannot ensure, however, that these plans will be successful.

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 18 OF 19

The Company has entered into employment agreements with three of its full-time employees that doubles payroll. However, these employees are still being compensated under their old pay structure.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

The Company has funded its operations principally from borrowings secured by notes payable.

DEBT INSTRUMENTS

The Company borrowed $278,425 from the lenders set out in the table 9.

Table 9.
Promissory Notes
Lender                            Date                   Principal Sum
-----------------------------------------------------------------------
Money Layer Ltd                   May 18, 2000                35,000.00
Money Layer Ltd                   June 5, 2000                15,000.00
Money Layer Ltd                   June 22, 2000               60,000.00
LeafPro Technology, Inc.          August 17, 2000             12,500.00
LeafPro Technology, Inc.          September 19, 2000          14,985.00
LeafPro Technology, Inc.          October 2, 2000             20,000.00
LeafPro Technology, Inc.          November 17, 2000           25,000.00
Silverado Farms, Inc.             November 24,2000            25,000.00
Silverado Farms, Inc.             December 22, 2000            6,000.00
Silverado Farms, Inc.             January 12,2001              5,000.00
Silverado Farms, Inc.             January 24, 2001             8,000.00
Silverado Farms, Inc.             January 31, 2001             8,000.00
Advance ResourceTechnologies      March 27, 2001              24,980.00
Advance ResourceTechnologies      May 7, 2001                 10,980.00
Advance ResourceTechnologies      May 17, 2001                 7,980.00
                                                            -----------
                                                            $278,425.00
-----------------------------------------------------------------------

The Company gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at the rate of 12% per annum with the exception of the notes to LeafPro Technology, Inc., and Advance Resource Technologies, Inc., which bear interest at a rate of 10% per annum. The Company may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. The Company may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If the Company becomes bankrupt or insolvent, or sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of the Company at a price per share that is equal to the average closing price of the Company's common stock from the date of the promissory note to the date of conversion.

The following debt has been converted into restricted shares of the Company's common stock:

Lender                               Amount     Accrued Interest      Shares
------------------------------------------------------------------------------
Bellevue Investments Ltd.           $200,000        $25,385          360,615
Silverado Farms, Inc                $283,381        $47,950          710,631
Money Layer Ltd.                    $100,000        $12,621          270,074


Jon Stevenson advanced the Company $30,423 by selling his personal shares for working capital purposes as follows:

                      Date                  Amount
                  -----------------------------------
                   04/17/01                 $ 2,977
                   05/01/01                 $ 1,614
                   05/03/01                 $ 1,524
                   05/17/01                 $ 7,608
                   05/30/01                 $ 6,700
                   06/11/01                 $10,000

DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 19 OF 19

The Company will repay Mr. Stevenson by issuing him shares in an amount equal to the number of shares he sold in order to provide the Company with working capital.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes account and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. SFAS 133, as amended, by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities, and accordingly, there will be no impact to its consolidated financial statements upon implementation in the Company's fiscal year 2002.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

INFLATION

The Company believes that inflation will have a material impact on the Company's future operations particularly with respect to ingredients such as meats, cheese, cream cheese, and eggs, for the new product line.

                                    PART F/S

See Index to Financial Statements on page F-1.

                                    PART III

ITEMS 1 AND 2.    INDEX TO AND DESCRIPTION OF EXHIBITS.


EXHIBIT      DESCRIPTION                                                                                          STATUS

2.1          Corporate Charter filed as an Exhibit to Dippy Food's registration                                    Filed
             statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

2.2          Articles of Incorporation filed as an Exhibit to Dippy Food's                                         Filed
             registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

2.3          Certificate of Amendment to Articles of Incorporation changing the                                    Filed
             Issuer's name to Dippy Foods, Inc. filed as an Exhibit to Dippy
             Foods Inc.'s registration statement on Form 10-SB filed on April 17,
             2000, and incorporated herein by reference.

2.4          Bylaws filed as an Exhibit to Dippy Foods Inc.'s registration                                         Filed
             statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.


DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 20 OF 19



EXHIBIT      DESCRIPTION                                                                                          STATUS


3            Instruments defining the rights of security holders                                                   None

5            Voting Trust Agreement                                                                                None

6.1          Amended Exchange Agreement dated September 17, 1998, among Dippy Foods, Inc. (Neveda), Dippy          Filed
             Foods, Inc. (California) and the shareholders of Dippy Foods, Inc. (California) for the Issuer's
             acquisition of Dippy Foods, Inc.,  (California) filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed April 17, 2000, and incorporated herein by reference.

6.2          Assignment of Copyright dated September 18, 1998 between Jon Stevenson, as assignor, and Dippy       Filed
             Foods, Inc. (Nevada), as assignee filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.3          Standard Industrial/Commercial Single-tenant Lease--Gross dated December 16, 1998, between Ae Sil     Filed
             Park as lessor and Dippy Foods, Inc. as lessee for the lease of the Knollwood Circle property filed as an Exhibit to Dippy Foods Inc.'s Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

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


DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 21 OF 19



EXHIBIT      DESCRIPTION                                                                                          STATUS


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

6.15         1999 - 2000 Donated Food Distributor Agreement dated May 21, 1999, among ASR Food Distributors,      Filed
             Dippy Foods, Inc. and Feedback Foundation, Inc.'s filed as an Exhibit to Dippy Foods Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein by reference.

6.16         Master Donated Food Processing Agreement dated June 30, 1999, between Dippy Foods, Inc.              Filed
             (California) and California Department of Education filed as an Exhibit to Dippy Foods, Inc.'s registration statement on Form 10-SB filed on April 17, 2000, and incorporated herein be reference.

             Stock Purchase and Share Exchange Agreement dated as of May 25, 2001, by and among Dippy Foods,
6.17         Inc., a Nevada corporation, Americas Favorite Food Corp., a California corporation (AFFC), and       Included
             the AFFC shareholders.

6.18         Articles of Exchange dated May 25, 2001 between Dippy Foods, Inc. (Nevada) and Americas Favorite     Included
             Food Corp.

6.19         Business Development Agreement dated May 25, 2001 between Americas Favorite Food Corp. and US Foods  Included
             International, LLC.

6.20         Pledge Agreement dated May 25, 2001 among Dippy Foods, Inc. (Nevada), each shareholder of Americas   Included
             Favorite Food Corp., and Pollet & Richardson.

6.21         Employment Agreement dated May 2, 2001 among Dippy Foods, Inc. (Nevada), Dippy Foods, Inc.           Included
             (California) and Jon Stevenson.

6.22         Employment Agreement dated May 2, 2001 among Dippy Foods, Inc. (Nevada), Dippy Foods, Inc.           Included
             (California) and Munjit S. Johal.

6.23         Employment Agreement dated May 2, 2001 among Dippy Foods, Inc. (Nevada), Dippy Foods, Inc.           Included
             (California) and Erin Stevenson

7            Material Foreign Patents                                                                             None

12           Additional Exhibits                                                                                  None


DIPPY FOODS, INC.                   FORM 10-KSB                    PAGE 22 OF 19

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Dippy Foods, Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                          DIPPY FOODS, INC.

                          By:      "Jon Stevenson"
                               -------------------------------------------------

                          Name and Title: Jon Stevenson - Director and President
                                          --------------------------------------

                          Dated:   August 13, 2001
                                 --------------------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of Dippy Foods, Inc. and in the capacities and on the dates indicated.


                          By:      "Jon Stevenson"
                               -------------------------------------------------

                          Name and Title: Jon Stevenson - Director and President
                                          --------------------------------------

                          Dated:   August 13, 2001
                                 --------------------------

                          By:      "Munjit Johal"
                               -------------------------------------------------


                          Name and Title:   Munjit Johal - Director, Secretary and Treasurer
                                           --------------------------------------------------



                          Dated:   August 13, 2001
                                 --------------------------

                                DIPPY FOODS, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED APRIL 30, 2001 AND 2000

                                DIPPY FOODS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Deficit                             F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Dippy Foods, Inc.


     We have audited the accompanying consolidated balance sheet of Dippy Foods, Inc. (the "Company") as of April 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dippy Foods, Inc. as of April 30, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has had substantial operating losses and limited operating history resulting in an accumulated deficit of $1,834,239 since inception, negative working capital of $780,658, and a stockholders' deficit of $646,982 at April 30, 2001. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                BDO SEIDMAN, LLP


Costa Mesa, California
July 26, 2001
                                       F-2

                                DIPPY FOODS, INC.


                           CONSOLIDATED BALANCE SHEET

                                                                      April 30,
                                                                     -----------
                                                                        2001
                                                                     -----------
ASSETS

Current assets:
   Cash                                                              $       77
   Restricted cash                                                       10,000
   Accounts receivable                                                    1,358
   Inventory                                                             56,687
   Prepaid expenses                                                       2,042
                                                                     ----------

       Total current assets                                              70,164
                                                                     ----------

Fixed assets, net                                                        38,883
Deposits                                                                 96,398
                                                                     ----------

                                                                     $  205,445
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Accounts payable                                                  $   98,173
   Accrued interest, related party                                       18,125
   Accrued expenses                                                     123,006
   Convertible notes payable, related parties                           234,485
   Convertible notes payable                                             24,980
   Current portion of long-term debt                                      4,053
   Settlement payable                                                   328,000
                                                                     ----------

Total current liabilities                                               830,822

Long-term debt, net of current portion                                   21,605
                                                                     ----------

Total liabilities                                                       852,427
                                                                     ----------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, authorized 200,000,000 shares, at $0.001 par value;
     21,399,171 common shares subscribed or issued and outstanding       20,650
   Additional paid-in capital                                         1,166,607
   Accumulated deficit                                               (1,834,239)
                                                                     ----------

Total stockholders' deficit                                            (646,982)
                                                                     ----------

                                                                     $  205,445
                                                                     ==========

           See report of independent certified public accountants, and accompanying notes to consolidated financial statements.

                                DIPPY FOODS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Years Ended
                                                                                               April 30,
                                                                                   ----------------------------------
                                                                                       2001                2000
                                                                                   --------------      --------------
Revenues                                                                          $      100,152     $       320,581

Cost of goods sold                                                                        83,651             247,239
                                                                                  --------------     ---------------

   Gross profit                                                                           16,501              73,342

Selling, general and administrative expenses                                             482,171             503,455
                                                                                  --------------     ---------------

   Loss from operations                                                                 (465,670)           (430,113)

Other income and (expense)
   Interest expense                                                                      (64,524)            (49,129)
   Legal settlement                                                                       48,562                   -
   Gain on disposal of assets                                                              1,167                   -
                                                                                  --------------     ---------------

Net loss                                                                          $     (480,465)    $      (479,242)
                                                                                  ==============     ===============


Basic and diluted weighted average shares outstanding                                 20,246,719          19,579,266
                                                                                  ==============     ===============

Basic and diluted loss per share                                                   $        (.02)$              (.02)
                                                                                  ==============     ===============

           See report of independent certified public accountants, and accompanying notes to consolidated financial statements.

                                DIPPY FOODS, INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED APRIL 30, 2001 AND 2000

                                 Common Stock Issued                 Common Stock
                                                                     Subscription
                          -----------------------------------   -----------------------
                           Number                  Additional    Number                                      Total
                             of         Common      Paid-In        of                      Accumulated    Stockholders'
                           Shares        Stock      Capital      Shares        Amount        Deficit        Deficit
                          ----------    --------   ----------   ----------    ---------    ------------   ------------
BALANCES, May 1, 1999     14,599,266  $  14,599  $   182,534    4,980,000   $  249,000  $    (874,532)$     (428,399)

   Issuance of common
     stock                4,980,000       4,980      244,020   (4,980,000)    (249,000)             -              -

   Net loss                       -           -            -            -            -       (479,242)      (479,242)
                          ----------    --------   ----------   ----------    --------    -----------    -----------

BALANCES, April 30,
   2000                   19,579,266     19,579      426,554            -            -     (1,353,774)      (907,641)

Issuance of common
   stock from
   conversion of debt     1,071,246       1,071      555,645            -            -              -        556,716

Common stock
   subscribed from
   conversion of debt             -           -            -      270,074      112,621              -        112,621

Common stock
   subscribed as
   payment for accrued
   expenses                       -           -            -      478,585       71,787              -         71,787

Net loss                          -           -            -            -            -       (480,465)      (480,465)
                          ----------  ---------- ------------  -----------  ----------  -------------  -------------

BALANCES, April 30, 2001  20,650,512  $  20,650  $   982,199      748,659   $  184,408  $  (1,834,239) $    (646,982)
                          ==========  =========  ===========   ==========   ==========  =============  =============


           See report of independent certified public accountants, and accompanying notes to consolidated financial statements.

                                DIPPY FOODS, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended
                                                                                                April 30,
                                                                                     ---------------------------------
                                                                                         2001               2000
                                                                                     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $      (480,465)    $     (479,242)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                           8,850              7,267
     Legal settlement                                                                      (48,562)                -
     Gain on disposal                                                                       (1,167)                -
   Increase (decrease) from changes in:
     Accounts receivable                                                                     7,922             39,572
     Inventory                                                                                (293)           (50,245)
     Prepaid expenses                                                                          311                219
     Deposits                                                                                5,713            (89,579)
     Accounts payable and accruals                                                         230,208             79,451
     Accrued interest, related party                                                        18,125                 -
                                                                                     -------------     --------------

Net cash used in operating activities                                                     (259,358)          (492,557)
                                                                                     -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (8,679)            (2,248)
                                                                                     -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                                          50,000           (50,000)
   Bank overdraft                                                                                -            (9,229)
   Decrease (increase) in line of credit                                                   (44,500)           44,500
   Due to related parties                                                                        -           (30,698)
   Proceeds from issuance of notes payable to related party                                234,485                 -
   Proceeds from issuance of notes payable                                                  24,980           583,381
   Principal payments of notes payable                                                      (1,486)           (2,514)
   Settlement payments                                                                           -           (36,000)
                                                                                     -------------     -------------

Net cash provided by financing activities                                                  263,479           499,440
                                                                                     -------------     -------------

Decrease (increase) in cash                                                                 (4,558)            4,635

Cash, beginning of period                                                                    4,635                 -
                                                                                     -------------     --------------

Cash, end of period                                                                $            77   $         4,635
                                                                                   ===============   ===============

SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS
 Cash paid during the year for:
     Interest                                                                      $         2,925    $        2,864
                                                                                   ===============    ===============

                                DIPPY FOODS, INC.

   NON-CASH FINANCING ACTIVITIES:
   During fiscal 2000, the Company issued 4,980,000 previously subscribed shares.

   On February 6, 2001, the Company acquired a vehicle via the issuance of a note payable in the amount of $25,971 and $1,200 in cash, along with the trade-in of a vehicle with a historical value of $11,302 and a related note payable with an unpaid balance of $12,469. The Company recorded related a gain on disposal of $1,167.

   On various dates in fiscal 2001, the Company issued or agreed to issue a total of 1,341,320 shares of common stock in exchange for $583,381 of notes payable and $85,956 of accrued interest.

   In April 2001, the Company exchanged 478,585 shares of common stock as payment for $71,787 of accrued legal expenses to a related party (see Note
     4).

See report of independent certified public accountants, and accompanying notes to consolidated financial statements.

                                DIPPY FOODS, INC.


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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of Dippy-CA for all periods presented and the accounts of Dippy-NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has had substantial operating losses and limited operating history resulting in an accumulated deficit of $1,834,239 since inception, negative working capital of $780,658, and a stockholders' deficit of $646,982 at April 30, 2001. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

                                DIPPY FOODS, INC.


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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date of the consolidated financial statements and for the periods that the consolidated financial statements are prepared. Actual results could differ from those estimates and may have a material impact on the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes account and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities, and accordingly, there will be no impact to its consolidated financial statements upon implementation in the Company's fiscal year 2002.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1--ORGANIZATION,  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION,
         CONTINUED

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK

The Company primarily sells to school districts. See Note 9, Major Customers and Suppliers. These school districts are located throughout California. The Company conducts business based on periodic evaluations of its customers' financial condition and generally does not require deposits. The Company does not believe a significant risk of loss from concentration of credit exists because these customers are funded by the State of California or one of its counties.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. During fiscal 2001 and 2000, $2,387 and $10,078 in research and development costs were charged to operations.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--RESTRICTED CASH

Based on a sales agreement, the Company has invested $10,000 in a certificate of deposit, that has a maturity date of less than one year, as security in the event of the loss of inventory supplied by the Company to the customer.

The Company also invested $50,000 in a certificate of deposit which matured July 2, 2000 and was used as security against the revolving line of credit, and subsequently used to pay off the line of credit (Note 6).

NOTE 3--FIXED ASSETS

Fixed assets are summarized as follows:

                                                            April 30,
                                                            ---------
                                                               2001
                                                            ---------

Vehicles                                                    $ 27,171
Equipment                                                     25,813
                                                            ----------

                                                              52,984
Less accumulated depreciation and amortization               (14,101
                                                            ----------

                                                            $ 38,883
                                                            ----------

During the years ending April 30, 2001 and 2000, the Company recorded depreciation expense of $8,850 and $7,267, respectively.

NOTE 4--RELATED PARTY TRANSACTIONS

On February 1, 1999, the Company entered into a settlement agreement with a former director whereby the Company agreed to pay the director $96,000 at $4,000 per month for 24 months, plus interest at 5% payable on the final payment. The Company also agreed to issue 400,000 shares to the former director at 100,000 shares per year for four years. None of these shares have been issued. In respect of this stock award, the Company recorded a liability and compensation expense of $276,000, based on the then current fair value of the promised stock. During fiscal 2000, the Company paid $36,000 of such settlement, however, has ceased making payments due to management's belief that a violation of the settlement agreement by the former director.

During fiscal 2000, the Company repaid $30,698 of loans to four shareholders.


One of the Company's stockholders immediate family is a member of the Company's outside legal firm. The Company incurred legal fees to that law firm during fiscal 2001 and 2000 totaling approximately $10,000 and $57,000, respectively. In April 2001, the outside law firm elected to convert approximately $72,000 of accrued amounts due from the Company into 478,585 shares of the Company's common stock.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--RELATED PARTY TRANSACTIONS, CONTINUED

During fiscal 2001, the Company incurred $72,485 of convertible debt from a firm owned by a family member of an officer of the Company and $162,000 of convertible debt from current stockholders. The convertible debt bears interest at 10% to 12%, payable monthly, is unsecured, due at various dates between May 2001 and January 2002, and is convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holders of the convertible debt maturing in May 2001 have informed the Company that they plan on converting the debt to common stock.

The Company has reflected as a fixed asset the financed purchase of a vehicle (see Notes 3 and 6) that is not held in the Company's name. The Company has agreed with the owner to assume the obligation therewith.


NOTE 5--CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of $24,980 in notes payable bearing interest at 10%, payable monthly, and are unsecured, due in March 2002, and convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holder of convertible notes payable maturing in May 2001 have informed the Company that they plan on converting the debt to common stock of the Company.

On various dates in fiscal 2001, the Company issued or agreed to issue a total of 1,341,320 shares of common stock in exchange for $583,381 of notes payable and $85,956 of accrued interest.

NOTE 6--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                April 30,
                                                                                                ---------
                                                                                                  2001
                                                                                                ---------
Note payable to bank, interest at 13%, secured by vehicle, payable in sixty
   monthly payments of $593, including principal and interest.                                $ 25,658

Less:  current portion                                                                          (4,053)
                                                                                              ---------

Long-term                                                                                     $ 21,605
                                                                                              ========

Annual future minimum payments under note payable consist of:

                                                                                                Amount
                                                                                              ---------

     2002                                                                                     $  4,053
     2003                                                                                        4,611
     2004                                                                                        5,244
     2005                                                                                        5,965
     2006                                                                                        5,785
                                                                                               --------

                                                                                              $ 25,658
                                                                                              ========

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company had a line of credit with a bank for borrowings up to $44,500. The line of credit bore interest at 6.6% per annum. The line of credit was collateralized by a $50,000 certificate of deposit (Note 2). The line of credit expired on July 2, 2000 and was paid off with the certificate of deposit.

NOTE 7--INCOME TAXES

As of April 30, 2001 and 2000, deferred tax assets consist of the following:

                                                  April 30,
                                     -----------------------------
                                        2001             2000
                                     ------------     ------------

Federal loss carryforwards         $     474,000    $     308,000
State loss carryforwards                  81,000           53,000
                                     ------------     ------------

                                         555,000          361,000
Less:  valuation allowance              (555,000)        (361,000)
                                     ------------     ------------

                                   $           -    $           -
                                     ------------     ------------

At April 30, 2001 and 2000, the Company has net operating loss carryforwards (NOL's) of approximately $1,387,000 and $907,000, respectively, for both federal and state tax purposes.


At April 30, 2001 and 2000, the Company has deferred tax assets of approximately $555,000 and $361,000, respectively, which primarily relate to net operating losses. A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL's expire through April 30, 2021 and April 30, 2011, respectively.

The Company's valuation allowance increased during 2001 and 2000 by $206,000 and $178,000, respectively.

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

NOTE 8--COMMITMENTS

LEASE OBLIGATIONS

The Company leases premises for $5,999 per month through December 31, 2001. In August 2000, the Company subleased its building for the remaining term of the lease for a monthly amount equal to the Company's lease.

In September 2000, the Company leased premises for $1,102 per month. The lease escalates annually to $1,183 in the final year and expires September 30, 2003.

The Company leases a vehicle for $525 per month through October 2002.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--COMMITMENTS, CONTINUED

Annual future minimum lease payments under operating lease commitments, net of the building sublease, as of April 30, 2001 are as follows:

  Fiscal Year                                                   Amount
  -----------
                                                              -----------

     2002                                                   $     19,783
     2003                                                         17,126
     2004                                                          5,915
                                                              -----------

     Total minimum lease payments                           $     42,824
                                                              -----------

Rent expense was $39,146 and $69,876 for the years ended April 30, 2001 and 2000, respectively.

LICENSE AGREEMENT

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

EQUIPMENT PURCHASE OBLIGATION

On August 24, 1999, the Company entered into an agreement to purchase a form fill and seal machine for $161,000. At April 30, 2001 and 2000, the Company had $81,300 and $75,600 on deposit, respectively. The machines have not been completed to the Company's satisfaction and a refund of the deposit has been requested. The Company's management believes it will successfully recover the deposit.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customer with sales exceeding 10% of total revenue.

                                   Year Ended               Year Ended
          Customer                April 30, 2001          April 30, 2000
  -----------------------------------------------------------------------------

              A                      10.6 %                    13.0 %
              B                         -                      11.2
              C                         -                      10.3
              D                      14.8                         -


The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.

                                  Year Ended                 Year Ended
         Vendor                 April 30, 2001             April 30, 2000
 -------------------------------------------------------------------------------

            A                      12.7 %                       30.6 %
            B                      14.6                         19.4
            C                      22.7                         17.2
            D                         -                         12.8
            E                      36.5                            -

NOTE 10--STOCK OPTIONS

During fiscal 2001, the Company adopted an Equity Incentive Plan (the "Plan") under which employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. Other awards, such as stock bonuses, may be granted to employees, non-employee directors, and independent consultants. The exercise price and vesting provisions are to be determined by the Board of Directors within the limitations of the Plan. The Board of Directors have reserved 6,000,000 shares of the Company's common stock available for issuance under the Plan. The Plan must receive approval from shareholders prior to December 15, 2001. The Company did not grant any options or awards during fiscal 2001. See options and awards granted subsequent to fiscal year end (see Note 12).

NOTE 11--LEGAL SETTLEMENT

A dispute had arisen between the Company and its former co-packer. The dispute arose from the spoilage of salsa used in the production of Nacho Dippers. On March 16, 2001, the Company reached a settlement agreement with Feedback at no financial cost to the Company. As a result, the Company reversed $48,562 of accrued expenses related to this litigation.

                                DIPPY FOODS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--SUBSEQUENT EVENTS

EMPLOYMENT AGREEMENTS

On May 2, 2001, the Company entered into employment agreements with three of its employees. The employment agreements include, among other things, minimum annual salaries, which may be paid in cash or common stock at the election of the Company, with annual cost of living increases, agreement to issue common stock and immediate grants for options to purchase the Company's common stock at the then current market price. Additionally, the Company has agreed to issue 500,000 shares of common stock annually to the president and CEO if the Company increases gross sales by 20% from the previous year. The term of the employment agreements are three years before automatic one year renewals unless cancelled by either party. The options granted will vest in equal increments over a four-year period. Each option shall expire ten years from the grant date. The exercise price for each share of common stock is $0.15.

The annual future minimum compensation, common stock and stock options granted and vesting under the employment agreements are as follows:


                                                                                            Stock Options
                                                                                  ----------------------------------
Fiscal year                                  Salaries          Common Stock          Granted            Vesting
-----------
                                          ---------------     ---------------     ---------------    ---------------
   2002                                 $        248,000             500,000           2,000,000            500,000
   2003                                          248,000                   -                   -            500,000
   2004                                          248,000                   -                   -            500,000
   2005                                                -                   -                   -            500,000
                                          ---------------     ---------------     ---------------    ---------------

                                        $        744,000             500,000           2,000,000          2,000,000
                                        ================      ==============           =========          =========


AFFC STOCK PURCHASE

On May 25, 2001, the Company entered into a stock purchase agreement whereby the Company received all outstanding common stock of Americas Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's common stock. The 8,000,000 shares are restricted and vest one third immediately and the remainder over two years based on service requirements of AFFC shareholders. AFFC, a California corporation, is a shell company owned equally by eight individuals.

SHARES ISSUED FOR ACCRUED EXPENSES

In May 2001, the Company issued 334,833 shares of its common stock to a law firm for $54,000 of legal services accrued, of which $37,000 was incurred subsequent to fiscal year end.