Form 10QSB
period 2001-07-31
DIPPY FOODS INC
filed 2001-09-19
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2001
                                                 -------------

   [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------
                                   Commission file number
                                                          ----------------------


                                DIPPY FOODS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


    Incorporated in the State of Nevada               33-076348
    -----------------------------------     ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation  or organization)


  10554 Progress Way, Unit K, Cypress, California                 90630
  ------------------------------------------------              ----------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number  (714) 816-0150
                           --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              CLASS                       OUTSTANDING AT SEPTEMBER 17, 2001
              -----                       ---------------------------------

 Common Stock - $0.001 par value                      29,734,004

Transitional Small Business Disclosure Format (Check one): YES   [X] NO   [ ]

DIPPY FOODS, INC.               FORM 10-QSB                     PAGE 2 OF 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended July 31, 2001 attached to this Form 10-QSB.


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

         On May 25, 2001, Dippy entered into a Stock Purchase and Share Agreement with Americas Favorite Food Corp, a California corporation (AFFC) and all of its shareholders to acquire all of the outstanding shares of AFFC. AFFC is a California based food services Company that owns Korean distribution rights to numerous US branded foods products. Dippy acquired all the outstanding shares of AFFC in exchange for 8,000,000 restricted shares of Dippy to be distributed to the shareholders of AFFC over a two-year period. AFFC is a wholly owned subsidiary of Dippy Foods.

         In connection with the acquisition of AFFC, Dippy formed an Advisory Board comprised of all of the AFFC shareholders. According to the terms of the Stock Purchase and Exchange Agreement, the Advisory Board shall advise Dippy's Board of Directors with respect to, among other things, (i) development of new business, (ii) cultivation of domestic and international business opportunities, and (iii) development of strategic plans including manufacturing opportunities. Additionally, the Advisory Board members shall use their business contacts, whenever appropriate and as the opportunity rises to assist the Company in forming strategic alliances and procuring sales and other business opportunities. The Advisory Board Members, individually or collectively, do not possess any voting power with respect to Dippy's Board of Directors and do not possess the power to act on behalf of or otherwise bind the Company in any way. Dippy's Board of Directors may, in its sole discretion, accept or reject any recommendations made by the Advisory Board.

         During 2001 Dippy introduced several new products as a result of its acquisition of AFFC. The new line of products includes bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese), scones (chocolate chip, white chocolate chip, orange cranberry, blueberry), focaccia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese, bagel breakfast sandwiches (sausage & egg, sausage & cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese). For the school lunch program, the sandwiches must be made pursuant to the Food Buying Guide for Child Nutrition Programs.

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

         Dippy has two full-time employees and does not expect significant changes in the number of its employees.

         The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has had substantial operating losses and limited operating history resulting in an accumulated deficit of $2,083,014 since inception, negative working capital of $878,474, and a stockholders' deficit of $308,169 at July 31, 2001. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

DIPPY FOODS, INC.               FORM 10-QSB                     PAGE 3 OF 6


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2001 AND 2000


Actual Results For July 31, 2001 Compared to July 31, 2000
--------------------------------------------------------------------------------
                                            July 31,     July 31,     Percentage
                                              2001         2000         change
                                                $            $             %
--------------------------------------------------------------------------------

Revenues                                      88,441       36,148      145
Costs of goods sold                           66,500       27,386      143
Gross Profit                                  21,941        8,762      150
Selling, general, & administrative expenses  263,351      111,128      137
Interest expense                               7,363       18,135      (60)
Net loss                                    (248,773)    (120,501)     106
--------------------------------------------------------------------------------

REVENUES

         Revenue increased $52,293 or 145% from $36,148 for the three month period ended July 31, 2000 to $88,441 for the same period ended July 31, 2001 primarily due to the introduction of Dippy's new product line.

         Revenue is expected to increase during fiscal 2002 due to the acquisition of AFFC and the introduction of the new product line which includes bagels, bagel sandwiches, scones, focaccia breads, bagel breakfast sandwiches, and sandwiches. The new product line has been well received and as also opened additional markets, primarily the military.

COST OF SALES

         Cost of sales increased $39,114 or 143% from $27,386 for the three month period ended July 31, 2000 to $66,500 for the three month period ended July 31, 2001. As a percent of revenue, the gross margin increased from 24% for the three month period ended July 31, 2000 to 25% for the same period ended July 31, 2001.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased during the three month period ended July 31, 2001 from three month period ended July 31, 2000 by $152,223 or 137% due primarily to an increase of (1) $58,025 legal fees, (2) $17,500 in consulting fees, (3) $32,661 in accounting fees, and (4) $53,333 Advisory Board Compensation offset by a decrease in (i) rent of $14,452, (ii) office supplies of $6,125, (iii) public relations of $3,780, (iv) equipment rental of $3,416, (v) cash discounts of $4,830, and printing and production of $2,086.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, management believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

DEFERRED TAX ASSETS

         Dippy has deferred tax assets of approximately $555,000 at July 31, 2001. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.


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

INTEREST EXPENSE

         Interest expense decreased from the three month period ended July 31, 2001 to the same period ended July 31, 2000 by $10,772 or 46% due primarily to a reduction in notes payable that have been converted to the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2001, Dippy had $168 cash, and a working capital deficit of $878,474. During the three-month period ended July 31, 2001, cash increased by $91 and Dippy used $27,582 in operations, primarily due to the operating loss of Dippy

DIPPY FOODS, INC.               FORM 10-QSB                     PAGE 4 OF 6

of $248,773 and an increase in accounts payable and accruals of $147,896. A decrease in working capital of $117,816 was primarily due to a $13,844 increase in inventory, and a $51,507 increase in accounts receivables. Dippy generated $27,673 in financing activities, primarily due to net proceeds from issuance of convertible notes payable of $28,960. Dippy has accumulated a deficit of $2,083,014 since inception and has a stockholders' deficit of $308,169 at July 31, 2001.

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

DEBT INSTRUMENTS

         Dippy borrowed $288,425 from the lenders set out in the table below.

Promissory Notes
Payee                             Date                   Principal Sum
------------------------------------------------------------------------
Money Layer Ltd                   May 18, 2000                   35,000
Money Layer Ltd                   June 5, 2000                   15,000
Money Layer Ltd.                  June 22, 2000                  60,000
LeafPro Technology, Inc.          August 17, 2000                12,500
LeafPro Technology, Inc           September 19, 2000             14,985
LeafPro Technology, Inc.          October 2, 2000                20,000
LeafPro Technology, Inc.          November 17, 2000              25,000
Silverado                         November 24, 2000              25,000
Silverado                         December 22, 2000               6,000
Silverado                         January 12, 2001                5,000
Silverado                         January 24, 2001                8,000
Silverado                         January 31, 2001                8,000
Advance Resource Technologies     March 27, 2001                 24,980
Advance Resource Technologies     May 7, 2001                    10,980
Advance Resource Technologies     May 17, 2001                    9,980
                                                         ---------------
Advance ResourceTechnologies      July 25, 2001                  10,000
                                                               $288,425
------------------------------------------------------------------------

         Dippy gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at rates between 10% and 12% per annum. Dippy may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. Dippy may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If Dippy becomes bankrupt or insolvent, or sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of Dippy at a price per share that is equal to the average closing price of Dippy's common stock from the date of the promissory

DIPPY FOODS, INC.               FORM 10-QSB                     PAGE 5 OF 6

note to the date of conversion.

The following debt has been converted into shares of the Company's common stock:

  Lender                     Amount          Accrued Interest       Shares
  ------------------------------------------------------------------------------
  Bellevue Investments Ltd   $200,000            $25,385            360,615
  Silverado Farms, Inc       $283,381            $47,950            710,631
  Money Layer Ltd            $100,000            $12,621            270,074

Jon Stevenson advanced the Company $30,426 by selling his personal shares in order to provide the Company working capital. The Company will repay Mr. Stevenson by issuing him shares in an amount equal to the number of shares he sold in order to provide the Company working capital.

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

         Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, failure to obtain new processing equipment; general economic conditions particularly related to demand for Dippy's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in Dippy's annual report on Form 10-KSB for the 2001 fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Dippy is not a party to any pending legal proceedings, and to the best of Dippy's knowledge, none of Dippy's property or assets are the subject of any pending legal proceedings, except for the following:

     (a)      Feedback Foundation, Inc.

     A dispute has arisen between Dippy and its former co-packer, Feedback Foundation, Inc., regarding two invoices totalling $49,620. The dispute arises from the spoilage of salsa used in the production of Nacho Dippers. Dippy's investigation revealed that the spoilage occurred while the salsa was being prepared for production. As a result of the quality control standards of Dippy, there was no consumption of the defective product. In the opinion of management, the preparation of the ingredients and the production of product are within the scope of the co-packer's control and responsibility. On March 16, 2001, the Company reached a settlement agreement with Feedback at no financial cost to the Company. As a result, the Company reversed $48,562 of accrued expenses related to this litigation. The Company has been advised that Feedback has reinstated the lawsuit after the settlement. Management and legal counsel are reviewing the litigation.

DIPPY FOODS, INC.               FORM 10-QSB                     PAGE 6 OF 6



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

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended July 31, 2001.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Dippy has caused this report to be signed on its behalf by the undersigned, which are duly authorized.

                                        DIPPY FOODS, INC.


                                        By:
                                        -----------------------------------

                                        Name:    JON STEVENSON
                                        -----------------------------------
                                        Title:   DIRECTOR AND PRESIDENT
                                        -----------------------------------

                                        Dated:   SEPTEMBER 19, 2001


                                        By:
                                            -------------------------------

                                        Name:      Munjit Johal
                                                   ------------
                                        Title:     Chief Financial Officer
                                                   -----------------------
                                        Dated:     September 19, 2001
                                                   ------------------

                                DIPPY FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     July 31,2001  April 30,2001
                                                     ------------  -------------
ASSETS
------

Current Assets:
    Cash                                             $       168    $        77
    Restricted Cash                                  $    10,000    $    10,000
    Accounts Receivable                              $    52,865    $     1,358
    Inventory                                        $    70,531    $    56,687
    Prepaid Expenses                                 $       957    $     2,042
                                                     -----------    -----------
          Total Current Assets                       $   134,521    $    70,164
                                                     -----------    -----------

Fixed Assets, Net                                    $    36,383    $    38,883
Deposits                                             $    96,398    $    96,398
                                                     -----------
Distribution Rights, Net                             $   464,000
                                                     -----------    -----------

           Total Assets                              $   731,302    $   205,445
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
   Accounts Payable                                  $   188,708    $    98,173
   Accrued Interest, related parties                 $    23,286    $    18,125
   Accrued Expenses                                  $   180,367    $   123,006
   Convertible notes payable, related parties        $   234,485    $   234,485
   Convertible notes payable                         $    53,940    $    24,980
   Current portion of long-term debt                 $     4,209    $     4,053
   Current portion of settlement payable             $   328,000    $   328,000
                                                     -----------    -----------
           Total Current Liabilities                 $ 1,012,995    $   830,822
                                                     -----------    -----------

Long-term debt, net current portion                  $    20,162    $    21,605
Security deposit                                     $     6,314
                                                     -----------    -----------
           Total Liabilities                         $ 1,039,471    $   852,427


Stockholders' Deficit:
   Common stock authorized 200,000,000
   shares, at $0.001 par value; 29,734,004
   and 21,399,171 common shares issued and
   outstanding                                       $    29,734    $    20,650
   Additional paid-in capital                        $ 2,331,778    $ 1,166,607
   Deferred Compensation                             $  (586,667)
   Accumulated deficit                               $(2,083,014)   $(1,834,239)
                                                     -----------    -----------
           Total stockholders' deficit               $  (308,169)   $  (646,982)
                                                     -----------    -----------

                                                     $   731,302    $   205,445
                                                     ===========    ===========

                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           For the Three Months Ended
                         July 31, 2001 and July 31, 2000
                                  (Unaudited)


                                               Quarter ended     Quarter ended
                                               July 31, 2001      July 31, 2000
                                               -------------     -------------

Revenues                                       $     88,441      $      36,148

Cost of Goods Sold                             $     66,500      $      27,386
                                               ------------      -------------

          Gross Profit                         $     21,941      $       8,762

Selling, general and administrative expenses   $    263,351      $     111,128
                                               ------------      -------------

           Loss from operations                $   (241,410)     $    (102,366)

Interest Expense                               $     (7,363)     $     (18,135)
                                               ------------      -------------

Net Loss                                       $   (248,773)     $    (120,501)
                                               ============      =============

Basic and diluted weighted average shares
outstanding                                      27,559,700         19,579,266
                                               ============      =============

Basic and diluted loss per share               $      (0.01)      $      (0.01)
                                               ============      =============

                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 2001 and 2000
                                  (Unaudited)

                                                          Quarter ended        Quarter ended
           INCREASE (DECREASE) IN CASH                     July 31,2001        July 31,2000
                                                           ------------        ------------
Cash flows from operating activities
   Net Loss                                                 $(248,773)             $(120,501)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                        $  18,500              $   1,951
       Amortization of deferred compensation                $  53,333              $      --
       Stock issued for services                            $  54,255

       Increase (decrease) from changes in:
           Accounts receivables                             $ (51,507)             $  (4,248)
           Inventory                                        $ (13,844)             $   5,249
           Prepaid Expenses                                 $   1,085              $   1,138
           Deposits                                         $      --              $ (28,997)
           Accounts Payable and Accruals                    $ 147,896              $  28,125
           Accrued Interest, related parties                $   5,161              $      --
           Security Deposit                                 $   6,314              $   6,314
                                                            ---------              ---------

           Net cash used in operating activities            $ (27,582)             $(110,969)
                                                            ---------              ---------

Cash flows from investing activities:
   Purchase of  equipment                                   $      --              $  (7,479)
                                                            ---------              ---------
           Net cash used in investing activities            $      --              $  (7,479)
                                                            ---------              ---------

Cash flows from financing activities:
   Restricted cash                                          $      --              $  50,000
   Decrease (increase) in line of credit, net               $      --              $ (44,500)
   Convertible notes payable                                $  28,960              $ 109,980
   Principal payments of notes payable                      $  (1,287)
                                                            ---------              ---------

           Net cash provided by financing activities        $  27,673              $ 115,480
                                                            ---------              ---------

Increase (decrease) in cash                                 $      91              $  (2,968)
Cash, beginning of period                                   $      77              $   4,635
                                                            ---------              ---------

Cash, end of period                                         $     168              $   1,667

Supplemental disclosure for statements of cash
flows
       Cash paid during the year for:
           Interest                                         $1,122.47              $1,555.27
                                                            =========              =========



                                DIPPY FOODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           NON-CASH FINANCING ACTIVITIES:
           In May and July 2001, the Company issued 748,659 previously subscribed shares.


           In May 2001, the Company issued 8,000,000 shares of restricted common stock for the purchase of AFFC and recorded $480,000 as acquired Distribution Rights and $640,000 as Deferred Compensation.

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     AS AT JULY 31, 2001, AND JULY 31, 2000
                                   (UNAUDITED)

NOTE 1 - GENERAL MATTERS

Principles of Consolidation
---------------------------

The accompanying financial statements include accounts of the parent company Dippy Nevada subsequent to September 17, 1998, and its subsidiaries Dippy California and Americas Favorite Foods Corp for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation.

Acquisition
-----------

On May 25, 2001, the Company entered into a stock purchase agreement whereby the Company received all the outstanding common stock of Americas Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's restricted common stock. AFFC had no assets (except two distribution agreements), liabilities or operations. The 8,000,000 shares vest one third immediately and the remainder over two years based on service requirements of AFFC shareholders. Accordingly, the 2,666,667 shares that vest immediately were recorded at a fair value of $0.18 per share, based on the market price for the Company's common stock at the date of acquisition, and recognized as Distribution Rights to be amortized over five years. The remaining 5,333,333 shares vest over a two-year period and are recorded at the date of acquisition as deferred compensation to be expensed as the services are rendered.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $2,083,014 since inception, negative working capital of $878,474 and a stockholders' deficit of $308,169 at July 31, 2001. These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements
----------------------------

The financial statements for the three-months ended July 31, 2001 and July 31, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operation for this interim period. The results of operations for the three-month period ended July 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

Convertible debt consists of $288,425 in notes payable bearing interest at rates between 10% and 12%, payable monthly, unsecured, due at various dates between May 18, 2001 and September 4, 2002 and convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holder of convertible notes payable maturing in May and June 2001 have informed the Company that they plan on converting the debt to common stock of the Company.

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3 - MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                      Three Months Ended        Three Months Ended
           Customer     July 31, 2001              July 31, 2000
           -----------------------------------------------------------

              A              --                        29%
              B              21%                       27%
              C              37%                       --
              D              11%                       --


The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.

                      Three Months Ended        Three Months Ended
           Vendor       July 31, 2001              July 31, 2000
           -----------------------------------------------------------


              A              --                        52%
              B              --                        26%
              C              --                        22%
              D              21%                       --
              E              26%                       --


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

During fiscal 2001, the Company incurred $72,485 of convertible debt from a firm owned by a family member of an officer of the Company and $162,000 of convertible debt from current stockholders. The convertible debt bears interest at 10% to 12%, payable monthly, is unsecured, due at various dates between May 2001 and January 2002, and is convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holders of the convertible debt maturing in May and June 2001 have informed the Company that they plan on converting the debt to common stock.

NOTE 5 - PAYROLL TAXES

Dippy owes payroll taxes in the amount of $4,640 including $457 in penalties and $27 in interest for the second quarter of 2001. The Internal Revenue Service has granted the Company an extension.


NOTE 6 - EMPLOYMENT AGREEMENTS

On May 2, 2001, the Company entered into employment agreements with three of its employees. The employment agreements include, among other things, minimum annual salaries, which may be paid in cash or common stock at the election of the Company, with annual cost of living increases, agreement to issue common stock and immediate grants for options to purchase the Company's common stock at the then current market price. Additionally, the Company has agreed to issue 500,000 shares of common stock annually to the president and CEO of the Company increases gross sales by 20% from the previous year. The term of the employment agreements are three years before automatic one year renewals unless cancelled by either party. The options granted will vest in equal increments over a four-year period. Each option shall expire ten years from the grant date. The exercise price for each share of common stock is $0.15.

The annual future minimum compensation, common stock and stock options granted and vesting under the employment agreements are as follows:

                                                  Stock Options
                                  Common     -------------------------
Fiscal year         Salaries       Stock     Granted           Vesting
-----------         --------      -------    -------           -------

   2002             $248,000      500,000    2,000,000         500,000
   2003              248,000           --           --         500,000
   2004              248,000           --           --         500,000
   2005                   --           --           --         500,000
                    --------      -------    ---------       ---------

                    $744,000      500,000    2,000,000       2,000,000
                    ========      =======    =========       =========

NOTE 7 - SHARES ISSUED FOR ACCRUED EXPENSES

In May 2001, the Company issued 334,833 shares of its common stock to a law firm for $54,000 of legal services accrued, of which $37,000 was incurred subsequent to fiscal year end.