Form 10-Q
period 2001-10-31
DIPPY FOODS INC
filed 2002-01-04
CIK 1080033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                         For the quarterly period ended     OCTOBER 31, 2001
                                                        ------------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

             For the transition period from                  to
                                            ----------------    ----------------
                    Commission file number
                                          --------------------------------------


                                   DIPPY FOODS, INC.
           ----------------------------------------------------------
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
                           --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT DECEMBER 26, 2001
                  -----                        --------------------------------

      Common Stock - $0.001 par value                      30,245,002

Transitional Small Business Disclosure Format (Check one): YES  [ X ]   NO  [  ]

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 2 OF 8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended October 31, 2001 attached to this Form 10-QSB.


ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Acquisition
-----------

         On May 25, 2001, the Company entered into a stock purchase agreement whereby the Company received all the outstanding common stock of Americas Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's restricted common stock. AFFC had no assets, (except two distribution agreements, see below), liabilities or operations. The 8,000,000 shares were issued as to one third immediately. The remainder were issued and are held in trust and are to be released over two years based on service requirements of AFFC shareholders. Accordingly, the 2,666,667 shares that were issued immediately were recorded at a fair value of $0.18 per share, based on the market price for the Company's common stock at the date of acquisition, and recognized as Distribution Rights to be amortized over five years. The remaining 5,333,333 shares to be earned over a two-year period were recorded at the date of acquisition as deferred compensation to be expensed as the services are rendered.

Distribution Rights
-------------------

         AFFC owns Korean distribution rights to numerous US branded food products. There has been no revenue associated with these distribution rights. There is inherent uncertainty that the Company will realize its carrying value of such distribution rights from future operations.

         During 2001 Dippy introduced several new products as a result of its acquisition of AFFC. The new line of products includes bagels (plain, cinnamon/raisin, blueberry, whole wheat, bagel & cream cheese, scones (chocolate chip, white chocolate chip, orange cranberry, blueberry, focaccia breads (pesto/onion, tomato herb), bagel sandwiches (ham & cheese, turkey & cheese, roast beef & cheese), bagel breakfast sandwiches (sausage & egg, sausage and cheese, egg & cheese), and sandwiches (ham & cheese, turkey & cheese, roast beef & cheese). For the school lunch program, the sandwiches must be made pursuant to the Food Buying Guide for Child Nutrition Programs.

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

          The accompanying unaudited consolidated financial statements have been assuming that the Company will continue as a going concern which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has had substantial operating losses and limited operating history resulting in an accumulated deficit of $2,276,450 since inception, negative working capital of $867,627, and a stockholder's deficit of $345,628 at October 31, 2001. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2001 AND 2000

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 3 OF 8


Actual Results For October 31, 2001 Compared to October 31, 2000

                                              October 31   October 31 Percentage
                                                 2001         2000      change
                                                  $             $          %
--------------------------------------------------------------------------------
Revenues                                         143,320       15,289      837
Costs of goods sold                              138,382       13,760      906
Gross Profit                                       4,938        1,529      223
Selling, general, & administrative expenses      191,675      142,340       35
Interest expense                                   6,701       15,255      (56)
Net loss                                        (193,438)    (156,066)      24
--------------------------------------------------------------------------------

REVENUES

         Revenue increased $128,031 or 837% from $15,289 for the three month period ended October 31, 2000 to $143,320 for the same period ended October 31, 2001 primarily due to Dippy's new product line. The increase in sales was attributable to the sale of sandwiches and bagels.

         Revenue is expected to increase during fiscal 2002 due to the acquisition of AFFC and the introduction of the new product line which includes bagels, bagel sandwiches, scones, focaccia breads, bagel breakfast sandwiches, and sandwiches. The new product line has been well received and as also opened additional markets, primarily the military.

COST OF SALES

         Cost of sales increased $124,622 or 906% from $13,760 for the three month period ended October 31, 2000 to $138,382 for the three month period ended October 31, 2001. As a percent of revenue, the gross margin decreased from 10% for the three month period ended October 31, 2000 to 3% for the same period ended October 31, 2001. These changes were primarily due to the increase in sales that required the purchase of more ingredients. Dippy also used a new co-packer for the production of its bagels and sandwiches. As a result the Company experienced a higher cost with respect to certain ingredients (specifically cream cheese) that the Company decided to absorb in order to develop and retain its new customer base. The Company is evaluating other vendors and alternatives for the higher priced ingredients. The ingredients must be acceptable to the customer base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased during the three month period ended October 31, 2001 from the three month period ended October 31, 2000 by $49,334 or 35% due primarily to an increase of (1) $24,445 in compensation for Advisory Board, (2) $12,000 in consulting, (3) $24,000 in amortization of distribution rights attributable to AFFC acquisition, (4) $2,384 in legal fees, and (5) $6,556 in rent offset by a decrease in (i) equipment purchases of $4,736, (ii) loan interest of $8,554, (iii) payroll of $9,650, (iv) office supplies of $1,491, (v) other expenses of $6,227, and (vi) travel and lodging of $1,391.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, Dippy believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense decreased from the three month period ended October 31, 2000 to the same period ended October 31, 2001 by $8,554 or 44% due primarily to a reduction in notes payable that have been converted to the Company's common stock.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 4 OF 8

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2001 AND 2000


Actual Results For October 31, 2001 Compared to October 31, 2000
--------------------------------------------------------------------------------
                                              October 31  October 31  Percentage
                                                 2001         2000      change
                                                   $            $         %
--------------------------------------------------------------------------------
Revenues                                        231,760       51,437      351
Costs of goods sold                             204,882       41,146      398
Gross Profit                                     26,878       10,291      161
Selling, general, & administrative expenses     455,027      253,468       80
Interest expense                                 14,064       33,390      (42)
Net loss                                       (442,211)    (276,567)      60
--------------------------------------------------------------------------------

REVENUES

         Revenue increased $180,323 or 351% from $51,437 for the six month period ended October 31, 2000 to $231,760 for the same period ended October 31, 2001 primarily due to Dippy's new product line. The increase in sales was attributable to the sale of sandwiches and bagels.

         Revenue is expected to increase during fiscal 2002 due to the acquisition of AFFC and the introduction of the new product line which includes bagels, bagel sandwiches, scones, focaccia breads, bagel breakfast sandwiches, and sandwiches. The new product line has been well received and as also opened additional markets, primarily the military.

COST OF SALES

         Cost of sales increased $163,736 or 398% from $41,146 for the six month period ended October 31, 2000 to $204,882 for the six month period ended October 31, 2001. As a percent of revenue, the gross margin decreased from 20% for the six month period ended October 31, 2000 to 12% for the same period ended October 31, 2001. These changes were primarily due to the increase in sales that required the purchase of more ingredients. Dippy also used a new co-packer for the production of its bagels and sandwiches. As a result the Company experienced a higher cost with respect to certain ingredients (specifically cream cheese) that the Company decided to absorb in order to develop retain its customer base. The Company is evaluating other vendors and alternatives for the higher priced ingredients. The ingredients must be acceptable to the customer base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased during the six month period ended October 31, 2001 from the six month period ended October 31, 2000 by $201,559 or 80% due primarily to an increase of (1) $77,778 in compensation for Advisory Board, (2) $34,000 in consulting, (3) $40,000 in amortization of distribution rights attributable to AFFC acquisition, and (4) $60,409 in legal fees, offset by a decrease in (i) rent of $7,695, (ii) loan interest of $19,355, (iii) equipment rental of $11,868, (iv) office supplies of $7,616, (v) repairs of $7,581, (vi) travel and lodging of $3,119 and (vii) cash discounts of $4,702.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, Dippy believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense decreased from the six month period ended October 31, 2000 to the same period ended October 31, 2001 by $19,326 or 42% due primarily to a reduction in notes payable that have been converted to the Company's common stock.

DEFERRED TAX ASSETS

         Dippy has deferred tax assets of approximately $732,000 at October 31, 2001. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.

         The net operating losses incurred by the parent Dippy Foods, Inc. (Dippy Nevada) before the reverse merger on September 17, 1998, are limited annually due to the change of ownership (as defined in Section 382 of the Internal Revenue Code) that resulted from the reverse merger.

         The Issuer's unused annual limitations may be carried over to future years until the net operating losses expire.


LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2001, Dippy had $0 cash, $431 bank overdraft, and a working capital deficit of $867,627. During the

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 5 OF 8

six-month period ended October 31, 2001, cash decreased by $553 and Dippy used $63,289 in operations, primarily due to the operating loss of Dippy of $492,211 and an increase in accounts payable and accruals of $125,270. A decrease in working capital of $106,970 was primarily due to a $7,909 decrease in inventory, and a $44,6460 increase in accounts receivable. Dippy generated $62,736 in financing activities, primarily due to net proceeds from the issuance of convertible notes payable of $53,960. Dippy has accumulated a deficit of $2,276,450 since inception and has a stockholders' deficit of $345,629 at October 31,2001.

         Dippy anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales particularly with the addition of the breakfast line, (3) further reductions in overhead and cost of sales.

         Although the foregoing actions are expected to cover Dippy's anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that Dippy will be able to raise sufficient cash to meet these cash requirements. If unsucessful, the Company may be forced to curtail or cease its operations.

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

DEBT INSTRUMENTS

         Dippy borrowed $265,940 from the lenders set out in the table below.

         Promissory Notes
              Payee                             Date              Principal Sum
         -----------------------------------------------------------------------
         Money Layer Ltd.                  May 18, 2000             $ 35,000
         Money Layer Ltd.                  June 5, 2000               15,000
         Money Layer Ltd.                  June 22, 2000              60,000
         LeafPro Technology, Inc.          November 17, 2000          25,000
         Silverado Farms, Inc.             November 24, 2000          25,000
         Silverado Farms, Inc.             December 22, 2000           6,000
         Silverado Farms, Inc.             January 12, 2001            5,000
         Silverado Farms, Inc.             January 24, 2001            8,000
         Silverado Farms, Inc.             January 31, 2001            8,000
         Advance Resource Technologies     March 27, 2001             24,980
         Advance Resource Technologies     May 7, 2001                10,980
         Advance Resource Technologies     May 17, 2001                7,980
         Advance Resource Technologies     July 25, 2001              10,000
         Advance Resource Technologies     August 3, 2001             19,000
         Advance Resource Technologies     September 4, 2001           6,000
                                                                    --------
                                                                    $265,940

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

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 6 OF 8

The following debt has been converted into shares of the Company's common stock:

Lender                           Amount       Accrued Interest          Shares
--------------------------------------------------------------------------------
Bellevue Investments, Ltd.      $200,000           $25,385             360,615
Silverado Farms, Inc.           $283,381           $47,950             710,631
Money Layer Ltd.                $100,000           $12,621             270,074
LeafPro Technology, Inc.        $ 47,486           $ 4,973             313,723*
*LeafPro has requested that the debt and accrued interest be converted to shares. The shares were not issued as October 31, 2001. The shares were subsequently issued December 6, 2001.


Jon Stevenson advanced the Company $30,426 by selling his personal shares in order to provide the Company working capital.

INFLATION

         Dippy does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

         This Form 10-QSB - Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", ""projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Dippy's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

         Forward-looking statements in this Form 10-QSB include statements regarding (1) expansion into the National School Breakfast and After School Snack Programs; (2) an expectation that revenue will increase during fiscal 2001; (3) the purchase, installation and operation of new processing equipment;
(4) a reduction in cost of sales; (5) an expectation that selling, general and administrative costs will remain fairly static or decrease, with the exception of an expected increase in advertising; (6) the uncertainty of using deferred tax assets; (7) the outcome of pending litigation; and (8) inflation is not expected to have a material impact on future operations. All forward - looking statements are made as of the date of filing of this Form 10 -QSB and Dippy disclaims any duty to update such statements.

         Forward - looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to, failure to obtain new processing equipment; general economic conditions particularly related to demand for Dippy's products; changes in business strategy; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ from those in the forward - looking statements is contained from time to time in Dippy's annual report on Form 10 -KSB for the 2001 fiscal year.

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

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 7 OF 8


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

     (c)      Payroll Taxes

     Dippy owes payroll taxes in the amount of $10,821 including $1,277 in penalties and $213 in interest for the second and third quarters of 2001. The Internal Revenue Service has granted the Company an extension to January 5, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

(a)      EXHIBITS

         All Exhibits required have been filed with the Form 10-QSB and are incorporated by reference to Dippy's previously filed Form 10-SB and Form 10-KSB.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended October 31, 2001.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 8 OF 8

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Dippy has caused this report to be signed on its behalf by the undersigned, which are duly authorized.

                                   DIPPY FOODS, INC.


                                   By:      /s/ Jon Stevenson
                                            ------------------------------------

                                   Name:    JON STEVENSON
                                            ------------------------------------
                                   Title:   DIRECTOR AND PRESIDENT
                                            ------------------------------------

                                   Dated:   DECEMBER 26, 2001
                                            ------------------------------------

                                   By:      /s/ Munjit Johal
                                            ------------------------------------
                                   Name:    MUNJIT JOHAL
                                            ------------------------------------
                                   Title:   DIRECTOR AND CHIEF FINANCIAL OFFICER
                                            ------------------------------------

                                   Date:    DECEMBER 26, 2001
                                            ------------------------------------

                                DIPPY FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT



ASSETS                                                      October 31, 2001           April 30, 2001
                                                            ----------------           --------------
                                                              (Unaudited)                 (Audited)
Current Assets:
   Cash                                                       $      --                  $        77
   Restricted Cash                                                   --                  $    10,000
   Accounts Receivable                                        $    46,004                $     1,358
   Inventory                                                  $    48,778                $    56,687
   Prepaid Expenses                                           $       442                $     2,042
                                                              -----------                -----------
       Total Current                                          $    95,224                $    70,164
Assets

Fixed Assets, Net                                             $    10,787                $    38,883
Deposits                                                      $    77,526                $    96,398
Distribution Rights, Net                                      $   440,000                $      --
                                                              -----------                -----------

       Total Assets                                           $   623,537                $   205,445
                                                              ===========                ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank Overdraft                                             $       431                $      --
   Accounts Payable                                           $   143,620                $    98,173
   Accrued Interest, related parties                          $    22,031                $    18,125
   Accrued Expenses                                           $   202,829                $   123,006
   Convertible Notes Payable, related parties                 $   187,000                $   234,485
   Convertible Notes Payable                                  $    78,940                $    24,980
   Current portion notes payable banks                        $      --                  $     4,053
   Current portion settlement payable                         $   328,000                $   328,000
                                                              -----------                -----------
       Total Current Liabilities                              $   962,851                $   830,822

Note payable bank, less current portion                       $      --                  $    21,605
Security Deposit, Sublease                                    $     6,314                $      --
                                                              -----------                -----------
       Total Liabilities                                      $   969,165                $   852,427
                                                              -----------                -----------

Stockholders' Deficit:
   Common stock authorized 200,000,000
   shares, at $0.001 par value, 29,734,004
   and 21,399,171 common shares issued
  and outstanding                                             $    29,734                $    20,650
   Additional paid-in capital                                 $ 2,101,112                $ 1,166,607
   Deferred compensation                                      $  (295,555)               $      --
   Common stock subscribed                                    $    95,531                $      --
   Accumulated deficit                                        $(2,276,450)               $(1,834,239)
                                                              -----------                -----------
        Total stockholders' deficit                           $  (345,628)               $  (646,982)
                                                              -----------                -----------

Total liabilities & total stockholders' deficit               $   623,537                $   205,445
                                                              ===========                ===========


                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                     Six Months Ended
                                                           (Unaudited)                           (Unaudited)
                                              October 31, 2001   October 31, 2000   October 31, 2001   October 31, 2000
                                              ----------------   ----------------   ----------------   ----------------

Revenues                                        $    143,320       $     15,289       $    231,760       $     51,437


Cost of Goods Sold                              $    138,382       $     13,760       $    204,882       $     41,146
                                                ------------       ------------       ------------       ------------


      Gross Profit                              $      4,938       $      1,529       $     26,878       $     10,291

Selling, general and administrative expenses    $    191,675       $    142,340       $    455,027       $    253,468
                                                ------------       ------------       ------------       ------------

       Loss from operations                     $   (186,737)      $   (140,811)      $   (428,147)      $   (243,177)

Interest Expense                                $     (6,701)      $    (15,255)      $    (14,064)      $    (33,390)
                                                ------------       ------------       ------------       ------------

Net Loss                                        $   (193,438)      $   (156,066)      $   (442,211)      $   (276,567)
                                                ============       ============       ============       ============


Basic and diluted weighted average shares
outstanding                                       27,559,700         19,579,266         27,559,700         19,579,266
                                                ============       ============       ============       ============

Basic and diluted loss per share                $      (0.01)      $      (0.01)      $      (0.02)      $      (0.01)
                                                ============       ============       ============       ============



                                DIPPY FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six Months Ended        Six Months Ended
                                                             October 31, 2001         October 31, 2000
                                                                (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $(442,211)               $(276,567)
    Adjustment to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                            $   4,094                $   4,151
        Amortization of distribution rights                      $  40,000
        Amortization of deferred compensation                    $  77,778
        Common stock issued or subscribed for services           $  97,327
        Options issued for services rendered                     $  36,000                     --

     Increase (decrease) from changes in:
         Accounts receivable                                     $ (44,646)               $    (366)
         Inventory                                               $   7,909                $   4,019
         Prepaid expenses                                        $   1,600                $  (1,436)
         Deposits                                                $  18,872                $ (14,307)
         Accounts payable and accruals                           $ 125,272                $ 116,025
         Accrued interest, related parties                       $  14,760                $    --
         Security deposit                                        $    --                  $   6,314
                                                                 ---------                ---------

Net cash used in operating activities                            $ (63,245)               $(162,167)
                                                                 ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          $    --                  $  (7,479)
                                                                 ---------                ---------

Net cash used in investing activities                            $    --                  $  (7,479)
                                                                 ---------                ---------

Cash flows from financing activities:
      Restricted cash                                            $  10,000                $  50,000
      Bank Overdraft                                             $     432                $   3,233
      Line of credit                                             $    --                  $ (44,500)
      Convertible notes payable                                  $  53,960                $ 157,465
      Principal payments on notes payable                        $  (1,656)               $  (1,187)
                                                                 ---------                ---------

Net cash provided by financing activities                        $  62,736                $ 165,011

Decrease in cash                                                 $    (509)               $  (4,635)
Cash, beginning of period                                        $      77                $   4,635
                                                                 ---------                ---------

Cash, end of period                                              $    (432)               $    --
                                                                 =========                =========

Supplemental disclosure for statement of cash flows
      Cash paid during the period for
        Interest                                                 $  14,064                $  33,390



                                DIPPY FOODS, INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  AS AT OCTOBER 31, 2001, AND OCTOBER 31, 2000
                                   (UNAUDITED)


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

Acquisition
-----------

On May 25, 2001, the Company entered into a stock purchase agreement whereby the Company received all the outstanding common stock of Americas Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's restricted common stock. AFFC had no assets, (except two distribution agreements, see below), liabilities or operations. The 8,000,000 shares were issued as to one third immediately. The remainder were issued and are held in trust and are to be released over two years based on service requirements of AFFC shareholders. Accordingly, the 2,666,667 shares that were issued immediately were recorded at a fair value of $0.18 per share, based on the market price for the Company's common stock at the date of acquisition, and recognized as Distribution Rights to be amortized over five years. The remaining 5,333,333 shares to be earned over a two-year period were recorded at the date of acquisition as deferred compensation to be expensed as the services are rendered.

Distribution Rights
-------------------

AFFC owns Korean distribution rights to numerous US branded food products. There has been no revenue associated with these distribution rights. There is inherent uncertainty that the Company will realize its carrying value of such distribution rights from future operations.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $2,276,450 since inception, negative working capital of $867,628 and a stockholders' deficit of $345,628 at October 31, 2001. These conditions raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements
----------------------------

The financial statements for the three-months and six-months ended October 31, 2001 and October 31, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operation for this interim period. The results of operations for the three-month period and six-month period ended October 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


NOTE 2 - CONVERTIBLE NOTES PAYABLE

Convertible debt consists of $265,940 in notes payable bearing interest at rates between 10% and 12%, payable monthly, unsecured, due at various dates between May 18, 2001 and September 4, 2002 and convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holder of convertible notes payable maturing in November and December 2001 have informed the Company that they plan on converting the debt to common stock of the Company.

During the period ending Oct. 31, 2001 $47,485 plus $4,973 of interest were converted to 313,723 shares of subscribed common stock.

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)




NOTE 3 - MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                               Six Months Ended       Six Months Ended
                  Customer     October 31, 2001       October 31, 2000
                  ----------------------------------------------------

                     A              --                      19%
                     B              -=                      17%
                     C              74%                     --
                     D              20%                     --


The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.


                               Six Months Ended       Six Months Ended
                  Vendor       October 31, 2001       October 31, 2000
                  ----------------------------------------------------

                     A              --                      42%
                     B              --                      30%
                     C              --                      18%
                     D              53%                     --
                     E              19%                     --


NOTE 4 - RELATED PARTY TRANSACTIONS

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

During fiscal 2001, the Company incurred $72,485 of convertible debt, this entire amount has subsequently been converted into the Company's common stock ($47,485 through October 31, 2001), from a firm owned by a family member of an officer of the Company and $162,000 of convertible debt from current stockholders. The convertible debt bears interest at 10% to 12%, payable monthly, is unsecured, due at various dates between May 2001 and January 2002, and is convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. The debt holders of the convertible debt maturing in May and June 2001 have informed the Company that they plan on converting the debt to common stock.

NOTE 5 - PAYROLL TAXES

Dippy owes payroll taxes in the amount of $10,821 including $1,277 in penalties and $212.55 in interest for the second and third quarters of 2001. The Internal Revenue Service has granted the Company an extension.


NOTE 6 - EMPLOYMENT AGREEMENTS

On May 2, 2001, the Company entered into employment agreements with three of its employees. The employment agreements include, among other things, minimum annual salaries, which may be paid or common stock at the election of the Company, with annual cost of living increases, agreement to issue common stock and immediate grants for options to purchase the Company's common stock at the then current market price. Additionally, the Company has agreed to 500,000 shares of common stock annually to the president and CEO if the Company increases gross sales by 20% from the previous year. The term of the employment agreements are three years before automatic one year renewals unless cancelled by either party. The options granted will vest in equal increments over a four-year period. Each option shall expire ten years from the grant date. The exercise price for each share of common stock is $0.15.

The annual future minimum compensation, common stock and stock options granted and vesting under the employment agreements are as follows:



                                                               Stock Options
                                                               -------------

                                            Common
         Fiscal Year      Salaries          Stock          Granted      Vesting
         -----------      --------          ------         -------      -------

            2002          $ 84,000          500,000       2,000,000      500,000
            2003          $ 84,000            --             --          500,000
            2004          $ 84,000            --             --          500,000
            2005             --               --             --          500,000
                          --------          -------       ---------    ---------
                          $252,000          500,000       2,000,000    2,000,000
                          ========          =======       =========    =========


NOTE 7 - COMMON STOCK ISSUED OR SUBSCRIBED FOR SERVICES RENDERED

In October 2001, the Company has agreed to issue 957,163 shares of its common stock to a law firm for $43,072 of legal services accrued.


NOTE 8 - OPTIONS

During the six months ended October 31, 2001, the Company granted 800,000 options to purchase shares of the Company's stock to non-employees. The purchase price of the options are $0.06, have a term of three years and vest immediately. The Company recorded compensation expense in the amount of $36,000 relevant to these options.