Form 10QSB
period 2002-01-31
DIPPY FOODS INC
filed 2002-04-01
CIK 1080033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       JANUARY 31, 2002
                                                ------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                --------------    --------------
                           Commission file number
                                                 -------------------------------


                                DIPPY FOODS, INC.
================================================================================
                    (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                      33-076348
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

10554 Progress Way, Unit K, Cypress, California               90630
-----------------------------------------------             ----------
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number  (714) 816-0150
                           --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                         OUTSTANDING AT MARCH 22, 2002
                 -----                         -----------------------------

    Common Stock - $0.001 par value                      27,535,502

Transitional Small Business Disclosure Format (Check one):  Yes  [X]   NO  [ ]

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 2 OF 8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended January 31, 2002 attached to this Form 10-QSB.


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

         On May 25, 2001, Dippy entered into a Stock Purchase and Share Agreement whereby the Company received all the outstanding common stock of America's Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's restricted common stock. AFFC had no assets (except two distribution agreements) liabilities or operations. The 8,000,000 shares vest one third immediately and the remainder over two years based on service requirements of AFFC shareholders. Accordingly, the 2,666,667 shares that vest immediately were recorded at a fair value of $0.18 per share ($480,000), based at the market price for the Company's common stock at the date of acquisition, and recognized as Distribution Rights to be amortized over five years. The remaining 5,333,333 shares vest over a two-year period and are recorded at the date of acquisition as deferred compensation to be expensed as the services are rendered. Subsequent to the quarter ended January 31, 2002, six of the eight former shareholders of AFFC have resigned from the Advisory Board because they are unable to devote the time and resources required and thus have agreed to allow Dippy Foods to take immediate possession of and retain all rights, title and interest in and to each shareholder's 666,666 shares of stock. The six shareholders' 666,666 shares of contingent stock had a value of $221,667 net amortization of $58,333 as of October 31, 2001. The Company revalued the remaining 1,333,332 contingent shares for the remaining two shareholders at $35,555 net amortization of $17,778 as of January 31, 2002.

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

          The accompanying unaudited consolidated financial statements have been assuming that the Company will continue as a going concern which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has had substantial operating losses and limited operating history resulting in an accumulated deficit of $2,367,804 since inception, negative working capital of $788,862, and a stockholder's deficit of $332,433 at January 31, 2002. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 3 OF 8


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2002 AND 2001

Actual Results For January 31, 2002 Compared to January 31, 2001
--------------------------------------------------------------------------------
                                            January 31   Janaury 31   Percentage
                                               2002        2001         change
                                                $            $            %
------------------------------------------- ------------ ----------- -----------
Revenues                                         39,637      40,380       (2)
Costs of goods sold                             (37,358)    (33,773)      11
Gross Profit                                      2,279       6,607      (66)
Selling, general, & administrative expenses    (169,319)    (97,287)      74
Gain on Legal Settlement                         80,000           0      100

Interest expense                                 (4,314)    (11,626)     (63)
Net loss                                        (91,354)   (102,306)     (11)
------------------------------------------- ------------ ----------- -----------

REVENUES

         Revenue decreased $743 or 2% from $40,380 for the three month period ended January 31, 2001 to $39,637 for the same period ended January 31, 2002.

         Revenue is expected to increase during fiscal 2002 due to the acquisition of AFFC and the introduction of the new product line which includes bagels, bagel sandwiches, scones, focaccia breads, bagel breakfast sandwiches, and sandwiches. The new product line has been well received and as also opened additional markets, primarily the military.

COST OF SALES

         Cost of sales increased $3,585 or 11% from $33,773 for the three month period ended January 31, 2001 to $37,358 for the three month period ended January 31, 2002. As a percent of revenue, the gross margin decreased from 16% for the three month period ended January 31, 2001 to 6% for the same period ended January 31, 2002. These changes were primarily due to the increase in sales that required the purchase of more ingredients. Dippy also used a new co-packer for the production of its bagels and sandwiches. As a result the Company experienced a higher cost with respect to certain ingredients (specifically cream cheese) that the Company decided to absorb in order to develop and retain its new customer base. The Company is evaluating other vendors and alternatives for the higher priced ingredients. The ingredients must be acceptable to the customer base before they can be changed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased for the three month period ended January 31, 2002 compared to the three month period ended January 31, 2001 by $72,032 due primarily to an increase of (1) $1,350 in consulting, (2) $24,000 in amortization of distribution rights attributable to AFFC acquisition, (3) $21,364 in legal fees, and (4) $7,817 in late charges offset by a decrease in (i) equipment purchases of $4,736, (ii) loan interest of $7,312, (iii) payroll of $8,741, (iv) office supplies of $1,292, (v) repairs of $3,149, (vi) travel and lodging of $3,510, (vii) rent of $8,028, (viii) equipment rental of $3,368, (ix) other income of $80,000, and (x) $55,597 for the write off of a deposit related to equipment.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, Dippy believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense decreased from the three month period ended January 31, 2001 compared to the same period ended January 31, 2002 by $7,312 or 63% due primarily to a reduction in notes payable that have been converted to the Company's common stock.

GAIN ON LEGAL SETTLEMENT

         The Company recognized other income of $80,000 attributed to the settlement of a claim it brought against two former vendors.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 4 OF 8

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2002 AND 2001

Actual Results For January 31, 2002 Compared to January 31, 2001
-------------------------------------------------------------------------------
                                            January 31   January 31  Percentage
                                               2002        2001       change
                                                $            $          %
------------------------------------------- ------------ ----------- ----------
Revenues                                        271,397      91,817       195
Costs of goods sold                            (242,240)    (74,919)      223
Gross Profit                                     29,157      16,898        73
Selling, general, & administrative expenses    (624,344)   (350,755)       78
Gain on legal settlement                         80,000          --       100
Interest expense                                (18,378)    (45,016)      (59)
Net loss                                       (533,565)   (378,873)       41
------------------------------------------- ------------ ----------- ----------

REVENUES

         Revenue increased $179,580 or 195% from $91,817 for the nine month period ended January 31, 2001 to $271,397 for the same period ended January 31, 2002 primarily due to Dippy's new product line. The increase in sales was attributable to the sale of sandwiches and bagels.

         Revenue is expected to increase during fiscal 2002 due to the acquisition of AFFC and the introduction of the new product line which includes bagels, bagel sandwiches, scones, focaccia breads, bagel breakfast sandwiches, and sandwiches. The new product line has been well received and as also opened additional markets, primarily the military.

COST OF SALES

         Cost of sales increased $167,321 or 223% from $74,919 for the nine month period ended January 31, 2001 to $242,240 for the nine month period ended January 31, 2002. As a percent of revenue, the gross margin decreased from 18% for the nine month period ended January 31, 2001 to 11% for the same period ended January 31, 2002. These changes were primarily due to the increase in sales that required the purchase of more ingredients. Dippy also used a new co-packer for the production of its bagels and sandwiches. As a result the Company experienced a higher cost with respect to certain ingredients (specifically cream cheese) that the Company decided to absorb in order to develop and retain its customer base. The Company is evaluating other vendors and alternatives for the higher priced ingredients. The ingredients must be acceptable to the customer base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased during the nine month period ended January 31, 2002 from the nine month period ended January 31, 2002 by $273,589 or 78% due primarily to an increase of (1) $112,112 in compensation for Advisory Board, (2) $26,350 in consulting, (3) $64,000 in amortization of distribution rights attributable to AFFC acquisition, (4) $88,234 in legal fees, (5) $8,592 in printing and reproduction, and (6) $10,079 in late charges, offset by decreases in (i) rent of $15,924, (ii) loan interest of $26,637, (iii) equipment rental of $15,236, (iv) office supplies of $8,908,
(v) repairs of $10,730, (vi) travel and lodging of $6,629, (vii) payroll of $7,675, (viii) cash discounts of $4,859, (ix) telephones of $2,717, (x) freight of $2,111, (xi) other income of $80,000, and (xii) $55,597 for the write off of a deposit related to equipment.

         With the exception of an increase in advertising expense for the launch of the new breakfast program, Dippy believes that its selling, general and administrative costs can remain fairly static and will decrease as a percentage of revenue as its sales volume grows.

INTEREST EXPENSE

         Interest expense decreased from the nine month period ended January 31, 2001 to the same period ended January 31, 2002 by $26,638 or 59% due primarily to a reduction in notes payable that have been converted to the Company's common stock.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 5 OF 8

         The Issuer's unused annual limitations may be carried over to future years until the net operating losses expire.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2002, Dippy had $14,736 in cash, and a working capital deficit of $788,862. During the nine-month period ended January 31, 2002, cash increased by $14,093 and Dippy used $52,895 in operations, primarily due to the operating loss of Dippy of $533,565 and an increase in accounts payable and accruals of $138,607. A decrease in working capital of $28,204 was primarily due to a $3,459 decrease in inventory, and a $31,830 increase in accounts receivable. Dippy generated $82,303 in financing activities, primarily due to net proceeds from the issuance of convertible notes payable of $53,960. Dippy has accumulated a deficit of $2,367,804 since inception and has a stockholders' deficit of $332,433 at January 31,2002.

         Accordingly, Dippy does not generate positive cash flow from operations and is not expected to generate positive cash flow for the forseeable future. Dippy anticipates funding its working capital needs for the next twelve months through (1) the equity capital markets, (2) increased sales particularly with the addition of the breakfast line, and (3) further reductions in overhead and cost of sales.

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

DEFERRED TAX ASSETS

         Dippy has deferred tax assets of approximately $732,000 at January 31, 2002. Management has established a valuation allowance equal to the full amount of the deferred tax assets because Dippy's ability to use these losses is uncertain.

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

DEBT INSTRUMENTS

         Dippy borrowed $188,940 from the lenders set out in the table below.

         Promissory Notes
                     Payee                        Date             Principal Sum
         -----------------------------------------------------------------------
         Money Layer Ltd.                  May 18, 2000            $  35,000(1)
         Money Layer Ltd.                  June 5, 2000               15,000(1)
         Money Layer Ltd.                  June 22, 2000              60,000(1)
         Advance Resource Technologies     March 27, 2001             24,980
         Advance Resource Technologies     May 7, 2001                10,980
         Advance Resource Technologies     May 17, 2001                7,980
         Advance Resource Technologies     July 25, 2001              10,000
         Advance Resource Technologies     August 3, 2001             19,000
         Advance Resource Technologies     September 4, 2001           6,000
                                                                   ----------
                                                                   $ 188,940

(1) Past due notes totalling $110,000.

         Dippy gave a promissory note to each of the payees as evidence of the debt. The principal sum is due in 12 months from the date of the loan together with interest accrued on the outstanding principal balance at rates between 10% and 12% per annum. Dippy may pay the interest on the first day of the following month or may accrue the interest and pay it with the principal sum on the maturity date. Dippy may repay the principal sum and any accrued interest in whole or in part at any time without penalty. With any payment made, the funds will be applied first to unpaid interest. If Dippy becomes bankrupt or insolvent, sells all its assets, or if a corporate event occurs (as defined in the promissory note) the debt is due and payable without demand. The lender may convert any portion of the outstanding debt or any portion of accrued interest into shares of Dippy at a price per share that is equal to the average closing price of Dippy's common stock from the date of the promissory note to the date of conversion.

DIPPY FOODS, INC.                  FORM 10-QSB                       PAGE 6 OF 8

The following debt has been converted into shares of the Company's common stock:

Lender                           Amount     Accrued Interest           Shares
-------------------------------------------------------------------------------
Bellevue Investments, Ltd.      $200,000           $25,385             360,615
Silverado Farms, Inc.           $283,381           $47,950             710,631
Money Layer Ltd.                $100,000           $12,621             270,074
LeafPro Technology, Inc.        $ 72,485           $ 7,592             510,998
Silverado Farms, Inc.           $ 52,000           $ 6,601             425,815

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

         (a)      Al Diamond

         Dippy believes Mr. Diamond failed to perform his obligations under the Settlement Agreement and has taken the position that the Settlement Agreement with Mr. Diamond is null and void. Management has advised Mr. Diamond that no further payments will be forthcoming. Management is awaiting a response from Mr. Diamond.

         (b)      Ae Sil Park

         Ae Sil Park was the Company's landlord for the premises located at 1161 Knollwood Circle, Anaheim, California. In August 2000, the Company subleased the property to an independent third party with the approval of Park. At that time, the real estate broker, Park, the subleasee, and Dippy completed a thorough walk through. On December 31, 2001, the Company's lease and sublease agreements expired and the Company ended its relationship with Park and the subleasee. Prior to expiration of the Company's lease, Park entered into a lease agreement with the subleasee. Park is now suing the Company for $4,534.88 primarily for the replacement of the heating system. The Company believes it will prevail.

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

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Dippy during the quarter ended January 31, 2002.

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

                                    DIPPY FOODS, INC.


                                    By:    /S/ JON STEVENSON
                                           ------------------------------------

                                    Name:  JON STEVENSON
                                           ------------------------------------
                                    Title: DIRECTOR AND PRESIDENT
                                           ------------------------------------

                                    Dated: MARCH 25, 2002
                                           ------------------------------------


                                    By:    /S/ MUNJIT JOHAL
                                           ------------------------------------
                                    Name:  MUNJIT JOHAL
                                           ------------------------------------
                                    Title: DIRECTOR AND CHIEF FINANCIAL OFFICER
                                           ------------------------------------

                                    Date:  MARCH 25, 2002
                                           ------------------------------------

                                DIPPY FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT


ASSETS                                                January 31,     April 30,
                                                         2002           2001
                                                     ------------   ------------
                                                      (Unaudited)    (Audited)
Current Assets:
   Cash                                              $    14,736    $        77
   Restricted Cash                                            --         10,000
   Accounts Receivable                                    33,188          1,358
   Inventory                                              53,228         56,687
   Prepaid Expenses                                          635          2,042
                                                     ------------   ------------
       Total Current Assets                              101,787         70,164

Fixed Assets, Net                                         24,394         38,883
Deposits                                                  16,035         96,398
Distribution Rights, Net                                 416,000             --
                                                     ------------   ------------

       Total Assets                                  $   558,216    $   205,445
                                                     ============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                  $   148,957    $    98,173
   Accrued Interest, related parties                      13,923         18,125
   Accrued Expenses                                      210,829        123,006
   Convertible Notes Payable, related parties past due   110,000        234,485
   Convertible Notes Payable                              78,940         24,980
   Current portion notes payable banks                        --          4,053
   Current portion settlement payable                    328,000        328,000
                                                     ------------   ------------
       Total Current Liabilities                         890,649        830,822

Note payable bank, less current portion                       --         21,605
                                                     ------------   ------------
       Total Liabilities                                 890,649        852,427
                                                     ------------   ------------


Stockholders' Deficit:
   Common stock authorized 200,000,000
   shares, at $0.001 par value, 31,535,498
   and 20,650,512 common shares issued
  and outstanding                                         31,535         20,650
   Additional paid-in capital                          2,202,457        982,199
   Deferred compensation                                (257,222)            --
   Common stock subscribed                                58,601        184,408
   Accumulated deficit                                (2,367,804)    (1,834,239)
                                                     ------------   ------------
        Total stockholders' deficit                     (332,433)      (646,982)
                                                     ------------   ------------

Total liabilities & total stockholders' deficit      $   558,216    $   205,445
                                                     ============   ============

                                                  DIPPY FOODS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                  Nine Months Ended
                                                           (Unaudited)                         (Unaudited)
                                                  January 31,       January 31,       January 31,       January 31,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------
Revenues                                         $     39,637      $     40,380      $    271,397      $     91,817

Cost of Goods Sold                                     37,358            33,773           242,240            74,919
                                                 -------------     -------------     -------------     -------------

      Gross Profit                                      2,279             6,607            29,157            16,898

Selling, general and administrative expenses          169,319            97,287           624,344           350,755
                                                 -------------     -------------     -------------     -------------

       Loss from operations                          (167,040)          (90,680)         (595,187)         (333,857)

Gain on Legal Settlement                               80,000                --            80,000                --
Interest Expense                                       (4,314)          (11,626)          (18,378)          (45,016)
                                                 -------------     -------------     -------------     -------------

Net Loss                                         $    (91,354)     $   (102,306)     $   (533,565)     $   (378,873)
                                                 =============     =============     =============     =============


Basic and diluted weighted average shares
outstanding                                        27,559,700        20,650,512        27,559,700        20,650,512
                                                 =============     =============     =============     =============

Basic and diluted loss per share                 $      (0.00)     $      (0.00)     $      (0.02)     $      (0.02)
                                                 =============     =============     =============     =============


                                                          DIPPY FOODS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                      Common Stock Subscribed
                                                                       ---------------------
                                  Common      Common                      # of                  Deferred     Accum.
                                  Shares       Stock         APIC        Shares     Amount    Compensation   Deficit        Total
                                ----------   ----------   ----------   ---------- ----------   ----------   -----------  -----------
Balance, April 30, 2001         20,650,512   $  20,650    $ 982,199      748,659  $ 184,408           --    $(1,834,239) $ (646,982)

Fair value of shares issued
  in conjunciton with purchase
  of AFFC                        2,666,667       2,667      477,333                                                         480,000

Fair value of contingent
  shares issued to remaining
  advisory board members, net
  of amortization expense of
  $17,778                        1,333,333       1,333       52,000                              (35,555)                    17,778

Fair value of contingent
  shares to former advisory
  board members, net of
  amortization expense of
  $58,333                        4,000,000       4,000      276,000                             (221,667)                    58,333

Option Issued                                                36,000                                                          36,000

Issuance of subscribed
  shares                           748,659         749      183,659     (748,659)  (184,408)                                     --

Common stock issued from
  options exercised                333,333         333       19,667                                                          20,000

Issuance of stock for
  legal services                 1,291,996       1,292       96,035                                                          97,327

Common stock subscribed from
  the conversion of debt                                                 425,815     58,601                                  58,601

Common stock issued from the
  conversion of debt               510,998         511       79,564                                                          80,075

Net loss                                                                                                      (533,565)    (533,565)
                                ----------   ----------  -----------   ---------- ----------   ----------  ------------  -----------
                                31,535,498   $  31,535   $2,202,457      425,815  $  58,601     (257,222)  $(2,367,804)  $ (332,433)
                                ==========   ==========  ===========   ========== ==========   ==========  ============  ===========


                                   DIPPY FOODS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended   Nine Months Ended
                                                 January 31, 2002    January 31, 2001
                                                    (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                      $    (533,565)     $    (378,873)
    Adjustment to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                     5,235              6,351
        Amortization of distribution rights              64,000
        Amortization of deferred compensation           112,112
        Common stock issued or subscribed for            97,327
          services
        Write off of Deposit                             55,597

     Increase (decrease) from changes in:
         Accounts receivable                            (31,830)            (5,751)
         Inventory                                        3,459            (18,127)
         Prepaid expenses                                 1,407               (745)
         Deposits                                        24,766            (14,287)
         Accounts payable and accruals                  138,607            107,663
         Accrued interest, related parties                9,990                 --
         Security deposit                                    --              6,314
                                                  --------------     --------------

Net cash used in operating activities                   (52,895)          (297,455)
                                                  --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 (14,749)            (7,479)
                                                  --------------     --------------

Net cash used in investing activities                   (14,749)            (7,479)
                                                  --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Restricted cash                                    10,000             50,000
      Bank Overdraft                                         --                827
      Line of Credit, Decrease                               --            (44,500)
      Common Stock Subscribed, Increase                      --            544,853
      Convertible Notes Payable                          53,960           (248,916)
      Principal payments on notes payable                (1,657)            (1,965)
      Common stock subscribed                            20,000                 --
                                                  --------------     --------------

Net cash provided by financing activities                82,303            300,299

Increase (decrease) in cash                              14,659             (4,635)
Cash, beginning of period                                    77              4,635
                                                  --------------     --------------

Cash, end of period                               $      14,736      $          --
                                                  ==============     ==============

Supplemental disclosure for statement of
  cash flows
      Cash paid during the period for
        Interest                                  $      18,378      $      33,390

                                DIPPY FOODS, INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  AS AT JANUARY 31, 2002, AND JANUARY 31, 2001
                                   (UNAUDITED)


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

Acquisition
-----------

On May 25, 2001, the Company entered into a stock purchase agreement whereby the Company received all the outstanding common stock of Americas Favorite Foods Corp ("AFFC") in exchange for 8,000,000 shares of the Company's restricted common stock. AFFC had no assets, (except two distribution agreements), liabilities or operations. The 8,000,000 shares vest one third immediately and the remainder over two years based on service requirements of AFFC shareholders. Accordingly, the 2,666,667 shares that vest immediately were recorded at a fair value of $0.18 per share ($480,000), based on the market price for the Company's common stock at the date of acquisition, and recognized as Distribution Rights to be amortized over five years. The remaining 5,333,333 shares vest over a two-year period and are recorded at the date of acquisition as deferred compensation to be expensed as the services are rendered. Subsequent to the quarter ended January 31, 2002, six of the eight former shareholders of AFFC have resigned from the Advisory Board because they are unable to devote the time and resources required and thus have agreed to allow Dippy Foods to take immediate possession of and retain all rights, title and interest in and to each shareholder's 666,666 shares of stock. The six shareholders' 666,666 shares of contingent stock had a value of $221,667 net amortization of $58,333 as of October 31, 2001. The Company has stopped amortizing this amount. The Company revalued the remaining 1,333,332 contingent shares for the two remaining shareholders at $35,555 net amortization of $17,778 as of January 31, 2002.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming Dippy will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to present realizable or settlement values. However, Dippy has limited operating history resulting in an accumulated deficit of $2,367,804 since inception, negative working capital of $788,862 and a stockholders' deficit of $332,433 at January 31, 2002. These conditions, among others, raise substantial doubt about Dippy's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Interim Financial Statements
----------------------------

The financial statements for the three-months and nine-months ended January 31, 2002 and January 31, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operation for this interim period. The results of operations for the three-month period and nine-month period ended January 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 2 - CONVERTIBLE NOTES PAYABLE

Convertible debt consists of $188,940 in notes payable bearing interest at rates between 10% and 12%, payable monthly, unsecured, due at various dates between May 18, 2001 and September 4, 2002 and convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion. During the period ending January 31, 2002, $58,601, including $6,601 of accrued interest, were converted to 425,815 shares of subscribed common stock and an additional $80,075 of subscribed shares was converted into 510,998 shares of common stock.

Convertible debt in the amount of $110,000 is past due and in default.

NOTE 3 - MAJOR CUSTOMERS AND SUPPLIERS

The following table is a listing of all customers with sales exceeding 10% of total revenue.

                                    Nine Months Ended         Nine Months Ended
                    Customer        January 31, 2002          January 31, 2001
                    ------------------------------------------------------------

                        A                  -                        13%
                        B                  -                        11%
                        C                  -                        10%
                        D                 39%                        -
                        E                 16%                        -

The following table is a listing of all vendors with purchases exceeding 10% of total cost of goods sold.


                                    Nine Months Ended         Nine Months Ended
                    Vendor          January 31, 2002          January 31, 2001
                    ------------------------------------------------------------

                        A                 -                         38%
                        B                10%                        21%
                        C                 -                         15%
                        D                 -                         13%
                        E                26%                         -
                        F                56%                         -


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

During fiscal 2001, the Company incurred $72,485 of convertible debt; this entire amount has subsequently been converted into the Company's common stock, from a firm owned by a family member of an officer of the Company and $162,000 of convertible debt from current stockholders of which $52,000 has also been subsequently converted into the Company's common stock. The convertible debt bears interest at 10% to 12%, payable monthly, is unsecured, due at various dates between May 2001 and January 2002, and is convertible at the option of the payee into shares of the Company's common stock at a per share price equal to the average closing price of the Company's stock from the date of the note to the date of conversion.

                                 DIPPY FOODS INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 5 - EMPLOYMENT AGREEMENTS

On May 2, 2001, the Company entered into employment agreements with three of its employees. The employment agreements include, among other things, minimum annual salaries, which may be paid or common stock at the election of the Company, with annual cost of living increases, agreement to issue common stock and immediate grants for options to purchase the Company's common stock at the then current market price. Additionally, the Company has agreed to 500,000 shares of common stock annually to the president and CEO if the Company increases gross sales by 20% from the previous year. The term of the employment agreements are three years before automatic one-year renewals unless cancelled by either party. The options granted will vest in equal increments over a four-year period. Each option shall expire ten years from the grant date. The exercise price for each share of common stock is $0.15.

The annual future minimum compensation, common stock and stock options granted and vesting under the employment agreements are as follows:

                                                             Stock Options
                                                             -------------

                                         Common
         Fiscal Year     Salaries         Stock         Granted       Vesting
         -----------     --------       ---------       -------       -------

            2002         $ 84,000       500,000        2,000,000        500,000
            2003           84,000             -                -        500,000
            2004           84,000             -                -        500,000
            2005                -             -                -        500,000
                         ---------      --------       ----------     ----------
                         $252,000       500,000        2,000,000      2,000,000



NOTE 6 - COMMON STOCK ISSUED OR SUBSCRIBED FOR SERVICES RENDERED

Common stock issued for legal services during the nine months ended January 31, 2002, was $97,327 and 1,291,996 shares.

NOTE 7 - OPTIONS

During the nine months ended January 31, 2002, the Company granted options to purchase 800,000 shares of the Company's stock to non-employees. The purchase price of the options are $0.06, have a term of three years and vest immediately. The Company recorded compensation expense in the amount of $36,000 relevant to these options. During the nine months ended January 31, 2002, common stock issued from options exercised was 333,333 shares for $20,000.

NOTE 8 - ISSUANCE OF SUBSCRIBED SHARES

As of April 1, 2001, subscribed shares totalling 748,659 were converted to common stock during the nine months ended January 31, 2002.